Form 10-Q
period 2014-03-31
NephroGenex, Inc.
filed 2014-05-14
CIK 1338095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-36303

NEPHROGENEX, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1295171
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

79. T.W. Alexander Drive
4401 Research Commons Building
Suite 290 P.O. Box 14188
Research Triangle Park	27709
(Address of principal executive offices)	(Zip Code)

(609) 986-1780

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock as of May 8, 2014 was 8,555,114.

NephroGenex, Inc.

(A Development Stage Company)

Form 10-Q

For the Three Months Ended March 31, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	2

	Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2014 and 2013 and the period from May 25, 2004 (inception) to March 31, 2014	3

	Statement of Stockholders’ Equity (Deficiency)	4

	Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013 and from the period from May 25, 2004 (inception) to March 31, 2014	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

NephroGenex, Inc.

(A Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$33,513,394	$2,131,990
Prepaid expenses and other assets	667,782	11,711
Total current assets	34,181,176	2,143,701

Property and equipment, net	13,989	10,826
Deferred initial public offering costs	—	461,079
Other assets	4,097	4,097
Total assets	$34,199,262	$2,619,703

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$76,169	$47,865
Accrued and other liabilities	707,587	1,858,061
Preferred stock warrant liability	—	6,982,640
Convertible notes payable	—	7,916,870
Total current liabilities	783,756	16,805,436

Stockholders’ equity (deficiency)
Series A preferred stock: $.001 par value; 32,690,676 shares authorized; 0 and 23,688,396 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	23,688
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized; 8,855,114 and 319,882 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	8,855	320
Additional paid-in capital	76,106,173	26,789,465
Deficit accumulated during the development stage	(42,699,522)	(40,999,206)
Total stockholders’ equity (deficiency)	33,415,506	(14,185,733)
Total liabilities and stockholders’ equity (deficiency)	$34,199,262	$2,619,703

See Notes to Financial Statements

NephroGenex, Inc.

(A Development Stage Company)

Statements of Comprehensive Loss

			Cumulative
	Three	Three	Period From
	Months Ended	Months Ended	May 25, 2004
	March 31,	March 31,	(inception) to
	2014	2013	March 31, 2014
	(unaudited)	(unaudited)	(unaudited)
Expenses:
Research and development	$457,376	$264,560	$29,465,241
General and administrative	1,034,425	138,137	5,485,469
Total expenses	1,491,801	402,697	34,950,710

Loss from operations	(1,491,801)	(402,697)	(34,950,710)
Other income (expense):
Change in value of preferred stock warrants	(140,428)	—	(7,178,162)
Interest expense	(78,084)	(71,303)	(1,510,849)
Interest income	9,997	176	695,720
Qualifying Therapeutic Discovery Program grant	—	—	244,479
Net loss	$(1,700,316)	$(473,824)	$(42,699,522)

Net loss per share – basic and diluted	$(0.37)	$(1.48)	$(140.53)

Weighted average shares outstanding – basic and diluted	4,587,498	319,882	303,856
Comprehensive loss	$(1,700,316)	$(473,824)	$(42,699,522)

See Notes to Financial Statements

NephroGenex, Inc.

(A Developmental Stage Company)

Statement of Stockholders’ Equity (Deficiency)

	Series A Convertible				Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	During the
	Shares	Amount	Shares	Amount	Capital	Development Stage	Total

Balance at May 25, 2004 (inception)	—	$—	—	$—	$—	$—	$—
Sale of common stock for cash in May 2004 at $0.05 per share	—	—	1,690	2	548	—	550
Net loss	—	—	—	—	—	(129,923)	(129,923)
Balance at December 31, 2004	—	—	1,690	2	548	(129,923)	(129,373)

Net loss	—	—	—	—	—	(688,915)	(688,915)
Balance at December 31, 2005	—	—	1,690	2	548	(818,838)	(818,288)

Issuance of shares to BioStratum, Inc. (Note G)	—	—	12,707	13	4,948	—	4,961
Issuance of shares and warrant to Vanderbilt University (Note G)	—	—	461	—	6,910	—	6,910
Issuance of shares to Tryggvason Biotech AB (Note G)	—	—	151	—	60	—	60
Net loss	—	—	—	—	—	(1,337,715)	(1,337,715)
Balance at December 31, 2006	—	—	15,009	15	12,466	(2,156,553)	(2,144,072)

Issuance of Series A preferred stock for cash, licensed technology and the conversion of debt in May 2007 (Note E)	4,783,612	4,784	—	—	2,498,539	—	2,503,323
Issuance of shares to FibroStatin, SL (Note G)	—	—	153	—	5,000	—	5,000
Exercise of warrant by Vanderbilt University (Note G)	—	—	17,257	17	(17)	—	—
Sale of Series A preferred stock for cash in December 2007	1,800,456	1,800	—	—	2,243,602	—	2,245,402
Net loss	—	—	—	—	—	(7,570,642)	(7,570,642)
Balance at December 31, 2007	6,584,068	6,584	32,419	32	4,759,590	(9,727,195)	(4,960,989)

Issuance of Series A preferred stock and common stock in March 2008 (Note E)	16,204,100	16,204	45,230	45	20,214,872	—	20,231,121
Issuance of common stock to BioStratum, Inc. (Note G)	—	—	207,744	208	80,813	—	81,021
Issuance of common stock to Vanderbilt University (Note G)	—	—	24,013	24	9,341	—	9,365
Stock based compensation	—	—	—	—	115,347	—	115,347
Net loss	—	—	—	—	—	(6,740,834)	(6,740,834)
Balance at December 31, 2008	22,788,168	22,788	309,406	309	25,179,963	(16,468,029)	8,735,031

Stock based compensation	—	—	—	—	126,725	—	126,725
Net loss	—	—	—	—	—	(7,549,788)	(7,549,788)
Balance at December 31, 2009	22,788,168	22,788	309,406	309	25,306,688	(24,017,817)	1,311,968

Issuance of common stock upon exercise of stock options	—	—	10,476	11	5,575		5,586
Sale of Series A preferred stock in July 2010	900,228	900	—	—	999,100	—	1,000,000
Stock based compensation	—	—	—	—	139,209	—	139,209
Net loss	—	—	—	—	—	(5,920,765)	(5,920,765)
Balance at December 31, 2010	23,688,396	23,688	319,882	320	26,450,572	(29,938,582)	(3,464,002)

Stock based compensation	—	—	—	—	125,370	—	125,370
Net loss	—	—	—	—	—	(1,851,797)	(1,851,797)
Balance at December 31, 2011	23,688,396	23,688	319,882	320	26,575,942	(31,790,379)	(5,190,429)

Stock based compensation	—	—	—	—	125,506	—	125,506
Net loss	—	—	—	—	—	(2,904,164)	(2,904,164)
Balance at December 31, 2012	23,688,396	23,688	319,882	320	26,701,448	(34,694,543)	(7,969,087)

Stock based compensation	—	—	—	—	88,017	—	88,017
Net loss	—	—	—	—	—	(6,304,663)	(6,304,663)
Balance at December 31, 2013	23,688,396	23,688	319,882	320	26,789,465	(40,999,206)	(14,185,733)

Issuance of common stock at IPO, net of expenses of $3,767,348 (unaudited)	—	—	3,100,000	3,100	33,429,552	—	33,432,652
Issuance of common stock for preferred stock warrant (unaudited)	—	—	593,589	594	7,122,474	—	7,123,068
Issuance of common stock for convertible notes and accrued interest (unaudited)	—	—	1,197,289	1,197	8,643,852	—	8,645,049
Issuance of common stock for preferred stock (unaudited)	(23,688,396)	(23,688)	3,644,354	3,644	20,044	—	—
Stock based compensation (unaudited)	—	—	—	—	100,786	—	100,786
Net loss (unaudited)	—	—	—	—	—	(1,700,316)	(1,700,316)
Balance at March 31, 2014 (unaudited)	—	—	8,855,114	$8,855	$76,106,173	$(42,699,522)	$33,415,506

See Notes to Financial Statements

NephroGenex, Inc.

(A Developmental Stage Company)

Statements of Cash Flows

	Three	Three	Cumulative Period
	Months Ended	Months Ended	from May 25, 2004
	March 31,	March 31,	(Inception) to
	2014	2013	March 31, 2014
	(unaudited)	(unaudited)	(unaudited)
Operating activities
Net loss	$(1,700,316)	$(473,824)	$(42,699,522)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	753	3,143	106,932
Common stock issued in consideration for research and development	—	—	1,218,297
Change in fair value of preferred stock warrants	140,428	—	7,178,162
Non-cash interest expense	78,084	—	1,486,952
Stock based compensation expense	100,786	23,940	820,960
Changes in operating assets and liabilities
Prepaid expenses and other assets	(656,071)	6,442	(671,879)
Accounts payable, accrued and other liabilities	(46,581)	(50,499)	777,799
Net cash and cash equivalents used in operating activities	(2,082,917)	(490,798)	(31,782,299)

Investing activities
Property and equipment purchases	(3,916)	—	(120,921)
Net cash and cash equivalents used in investing activities	(3,916)	—	(120,921)

Financing activities
Proceeds from issuance of notes payable	—	—	1,655,000
Payment of note payable	—	—	(100,000)
Proceeds from issuance of convertible notes payable	—	512,048	7,916,870
Payment of initial public offering costs	(3,731,763)	—	(3,761,392)
Proceeds from issuance of common stock, Series A preferred stock and warrants	37,200,000	—	59,700,550
Proceeds from exercise of common stock options	—	—	5,586
Net cash and cash equivalents provided by financing activities	33,468,237	512,048	65,416,614
Net increase in cash and cash equivalents	31,381,404	21,250	33,513,394
Cash and cash equivalents at beginning of period	2,131,990	323,678	—
Cash and cash equivalents at end of period	$33,513,394	$344,928	$33,513,394

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$4,690

Supplemental disclosure of noncash financing activities
Conversion of notes payable into Series A preferred stock and warrants	$—	$—	$1,555,000
Conversion of accrued interest into Series A preferred stock and warrants	$—	$—	$758,772
Increase in paid-in capital resulting from exercise of warrant	$—	$—	$2,458,882
Initial public offering costs included in accrued and other liabilities	$5,956	$—	$5,956
Conversion of convertible notes payable, accrued interest, preferred stock and warrants into common stock	$15,791,805	$—	$15,791,805

See Notes to Financial Statements

NephroGenex, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014 and 2013 and the period from May 25, 2004 (inception) to March 31, 2014

NOTE A—ORGANIZATION, HISTORY AND NATURE OF OPERATIONS

NephroGenex, Inc. (the “Company”) was incorporated in Delaware on May 25, 2004. The Company is a drug development company focused on developing novel therapies for kidney disease. The Company acquired commercial rights to Pyridorin™ and has completed a Phase 2b clinical study in diabetic nephropathy patients.

The Company’s primary efforts to date have been devoted to raising capital, recruiting senior management and staff and conducting research and development activities. Accordingly, the Company is considered to be in the development stage. The Company has had limited capital resources and has experienced recurring net losses and negative cash flows from operations since inception. Operations have been financed to date by debt and equity financings as discussed in Notes D and E. On February 14, 2014, the Company closed its initial public offering of 3,100,000 shares of common stock at a price of $12.00 per share for total gross proceeds of $37.2 million, less underwriting discounts, commissions and offering expenses.

In addition to the normal risks associated with a new business venture, the Company currently has no commercially approved products and there can be no assurance that the Company’s research and development will be successfully commercialized. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and consultants and obtaining and protecting intellectual property.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

[1]                                 Basis of presentation:

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

From its inception, the Company has devoted substantially all of its efforts to business planning, engaging regulatory, manufacturing and other technical consultants, acquiring operating assets, planning clinical trials and raising capital. The Company has experienced net losses since its inception and, as of March 31, 2014, had a deficit accumulated during the development stage of $42.7 million.

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

[3]                                 Segment reporting:

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

[4]                                 Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[5]                                 Property and equipment:

Property and equipment consists of furniture, fixtures and computers. Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the respective asset’s useful life. Maintenance and repairs that do not improve or extend the life of assets are expensed as incurred. When an asset is retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected within the statement of operations.

[6]                                 Fair value of financial instruments:

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

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for notes payable approximate their fair value based on market rates of interest and the terms of the notes. The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. Certain terms of the May 4, 2007 Stock Purchase Agreement were accounted for as derivatives, which were valued under Level 3 of the fair value hierarchy. See Note E, Stockholders’ Equity (Deficit).

[7]                           Research and development costs:

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities including non-cash share-based compensation, costs for third-party contractors to perform research, conduct clinical trials and prepare drug materials, research supplies and facilities costs. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, patient enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

[8]                            Income taxes:

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

ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded in the Company’s financial statements through March 31, 2014. ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of March 31, 2014 or for the three months ended March 31, 2014 or 2013, or for the period from May 25, 2004 (inception) to March 31, 2014. The Company has elected to treat interest and penalties, to the extent they arise, as a component of income taxes. Tax years beginning in 2010 for federal purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

[9]                                 Stock based compensation:

The Company recognizes compensation cost relating to share-based payment transactions in net loss using a fair-value measurement method, in accordance with ASC-718 Compensation-Stock Compensation. ASC-718 requires all share based payments to employees, including grants of employee stock option, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of share-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, expected forfeiture rate and expected life of the options. The Company has also granted stock options to nonemployees. Grants to non-employees are accounted for in accordance with ASC-505-50 Equity—Based Payments to Non-Employees. The Company determines the fair value of share based awards granted to nonemployees similar to the way fair value of awards are determined for employees except that certain assumptions used in the Black-Scholes option-pricing model, such as expected life of the option, maybe different and the fair value of each award is adjusted at the end of each period for any change in fair value from the previous valuation until the award vests.

[10]                          Earnings Per Share:

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there are a significant number of common stock options outstanding, fluctuations in the actual market price could have a variety of results for each period presented. No potentially dilutive equity instruments were included in the computations of diluted earnings per share for the three months ended March 31, 2014 or 2013 or for the period from May 25, 2004 (inception) to March 31, 2014 because their effect would be anti-dilutive as a result of losses incurred during those periods. Shares issuable upon the exercise of options outstanding at March 31, 2014 and 2013 were 810,863 and 473,805, respectively. As of March 31, 2014, the Company had also issued 24,000 Restricted Stock Units (RSU).

NOTE C—PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2014 and December 31, 2013 consisted of:

	Useful Life	2014	2013
Computer equipment	3 years	$54,646	$50,730
Furniture and fixtures	7 years	66,275	66,275
		120,921	117,005
Less accumulated depreciation		(106,932)	(106,179)
Property and equipment, net		$13,989	$10,826

For the three months ended March 31, 2014 and 2013 depreciation expense was approximately $750 and $3,100, respectively. Depreciation expense for the period from May 25, 2004 (inception) to March 31, 2014 was approximately $106,900.

NOTE D—NOTES PAYABLE

During the period from May 25, 2004 (inception) to December 31, 2006 certain stockholders lent the Company an aggregate of approximately $1.7 million. In connection therewith, the Company executed numerous agreements (“Notes”) that provided the lenders with various rights and preferences including interest at rates ranging from 7.75% to 11.25%, security interest in all the assets of the Company and conversion rights into preferred stock. Certain Notes issued in 2006 contained beneficial conversion features (“BCF”) whereby upon conversion of the convertible note into preferred stock, the holder received a favorable exchange rate that was accounted for as additional interest expense. The BCF totaled $560,000 and was recognized as additional interest expense amortized over the life of the Notes.

On May 4, 2007, all the Notes, and the related accrued and unpaid interest was converted into shares of Series A Preferred Stock (Note E).

During 2011, the Company sold convertible promissory notes for approximately $2,100,000 in aggregate to shareholders of the Company.

During 2012, the Company sold convertible promissory notes for approximately $1,255,000 in aggregate to shareholders of the Company.

During 2013, the Company sold convertible promissory notes for approximately $4,562,000 in aggregate to shareholders of the Company.

On February 14, 2014, in connection with the closing of the Company’s initial public offering, the convertible promissory notes and accrued interest were converted into 1,197,289 shares of common stock.

The Company had accrued interest of approximately $0 and $650,000 as of March 31, 2014 and December 31, 2013, respectively, which is included in accrued and other liabilities on the accompanying balance sheets. Interest expense relating to the notes was approximately $78,000 and $71,000 for the three months ended March 31, 2014 and 2013, respectively, and approximately $1.5 million for the period from May 25, 2004 (inception) to March 31, 2014.

NOTE E—STOCKHOLDERS’ EQUITY (DEFICIENCY)

Series A Preferred Stock

May 2007 Stock Purchase Agreement

On May 4, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) with new and existing stockholders. The terms of the agreement provided for the initial issuance of approximately 4.8 million shares of Series A stock (the “First Close”) in exchange for cash of $1.5 million, conversion of the Notes, including accrued interest, of $2.3 million, and the acquisition of certain technology from BioStratum, Inc (“Bio”). The Agreement also provided for a second and third close (referred to individually as “Warrant 1” and “Warrant 2”, respectively, or collectively as “Warrants”) whereby certain investors in the First Close were given a right, but not the obligation, to purchase additional shares of Series A and common stock at defined prices. The value assigned to the acquired technology from Bio was approximately $1.1 million. Such amount was expensed as research and development expense at the time the First Close was completed since the acquired technology will be used in the Company’s research efforts and had no alternative future use. For financial reporting purposes, the First Close was accounted for as the issuance of 4.8 million shares of Series A stock and two warrants (Warrant 1 and 2) in consideration for cash, conversion of the Notes and acquired technology.

The table below summarizes the allocation of the consideration received to the financial instruments issued in the First Close.

Consideration received
Cash	$1,500,000
Conversion of the Notes and accrued interest (See Note D)	2,313,772
Acquired technology	1,093,339
$4,907,111
Allocation to financial instruments
Series A stock	$2,503,323
Preferred stock warrant liability	2,403,788
$4,907,111

Warrants

Warrant 1, as amended, provided the holder the right, but not the obligation, to purchase up to an additional 18 million shares of Series A stock and 45,234 shares of common stock in consideration for $20.0 million. Warrant 1 was exercised in part during December 2007 and fully exercised during March 2008. In connection with the partial exercise of Warrant 1 in December 2007, the Company issued approximately 1.8 million shares of Series A stock in exchange for $2.0 million. In March 2008, the holders of Warrant 1 exercised their remaining right to acquire 16 million shares of Series A stock and 45,234 common shares in consideration for approximately $18.0 million. As discussed below, the deemed fair value of Warrant 1 at the date of issuance through the date of exercise was accounted for as a preferred stock warrant liability.

Upon the partial exercise of Warrant 1 in December 2007, approximately $245,000 of the prorated share of the deemed fair value of Warrant 1 at the time of exercise attributable to the Series A stock issued was reclassified from the preferred stock warrant liability to additional paid-in capital and accounted for as additional consideration received in connection with the partial exercise of Warrant 1. In March 2008, the balance of the preferred stock warrant liability for Warrant 1, of approximately $2.2 million, was reclassified from preferred stock warrant liability to additional paid-in capital and accounted for as additional consideration received.

The fair value of the Warrants was estimated on the date of issuance using the Black-Scholes option pricing model. The Company accounted for the Warrants in accordance with the provisions of ASC-480 and other accounting standards. The Company recorded the fair value of the Warrants as a liability on its balance sheet until the Warrants expired or were exercised. The Warrants were revalued to their then estimated fair value, using the Black-Scholes model, at each reporting period end through December 31, 2012, and the Probability Weighted Expected Return Method calculated with the assistance of a third party valuation firm as of December 31, 2013, and any change in the fair value of the Warrants was reflected in operating results. The assumptions used in the Black-Scholes model to value the Warrants from their May 4, 2007 date of issuance through December 31, 2012 was a term ranging from 1 to 4 years, a risk free interest rate of approximately 0.185% to 3.36%, volatility of 60%, and the fair value of the Series A stock ranging from $1.11 to $1.39.

On January 16, 2014, an agreement was reached among the Company’s significant shareholders to cancel Warrant 2 held by its majority shareholder, Care Capital Investments III, LP, together with its affiliates (collectively, Care Capital), and by funds affiliated with Rho Venture Partners (Rho). Pursuant to this agreement, an aggregate of 593,589 shares of the Company’s common stock were issued to Care Capital and Rho concurrently with the completion of the Company’s initial public offering in return for cancelling Warrant 2. In connection with the issuance of the shares referenced above and the cancellation of Warrant 2, the Company settled the preferred stock warrant liability on its balance sheet on February 14, 2014.

The table below summarizes the changes in the fair value measurements of the Warrants, which used significant unobservable inputs (Level 3), from their issuance date (May 4, 2007) to March 31, 2014:

Warrants deemed fair value at issuance	$2,403,788
Reclassification to additional paid-in capital upon partial Warrant 1 exercise	(245,402)
Change in deemed fair value of the Warrants during 2007	4,463,509
Deemed fair value of warrants at December 31, 2007	6,621,895
Reclassification to additional paid-in capital upon remaining Warrant 1 exercise	(2,213,480)
Change in deemed fair value of the Warrants during 2008	941,639
Deemed fair value of warrants at December 31, 2008	5,350,054
Change in deemed fair value of the Warrants during 2009	(950,641)
Deemed fair value of warrants at December 31, 2009	4,399,413
Change in deemed fair value of the Warrants during 2010	—
Deemed fair value of warrants at December 31, 2010	4,399,413
Change in deemed fair value of the Warrants during 2011	(835,411)
Deemed fair value of warrants at December 31, 2011	3,564,002
Change in deemed fair value of the Warrants during 2012	1,800
Deemed fair value of warrants at December 31, 2012	3,565,802
Change in deemed fair value of the Warrants during 2013	3,416,838
Deemed fair value of warrants at December 31, 2013	6,982,640
Change in deemed fair value of the Warrants during 2014	140,428
Settlement of warrant liability during 2014	(7,123,068)
Deemed fair value of warrants at March 31, 2014	$—

On February 10, 2014, the Company, in connection with the IPO, issued the underwriter warrants to purchase up to 62,000 shares of common stock. The warrants are exercisable at any time, in whole or in part, during the four-year period commencing one year from the effective date of the Company’s initial public offering. The warrants are exercisable at a price of $15.00 per share. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrant exercise price or underlying shares will not be adjusted for issuances of shares of common stock at a price below the warrant exercise price.

Common Stock

On February 6, 2014, the Company effected a 1-for-6.5 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the conversion ratio for each series of Series A Preferred Stock. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split and adjustment of the preferred share conversion ratios.

On February 14, 2014, the Company filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 100,000,000 shares of common stock, and 5,000,000 shares of undesignated preferred stock.

On February 14, 2014, the Company closed its initial public offering of 3,100,000 shares of common stock at a price of $12.00 per share for total gross proceeds of $37.2 million, less underwriting discounts, commissions and offering expenses of approximately $3.8 million. In connection with the completion of the offering, 3,644,354 shares of common stock were issued for the conversion of all outstanding shares of Series A Preferred stock, 1,197,289 shares of common stock were issued for the convertible notes and accrued interest and 593,589 aggregate shares of common stock were issued in connection with the settlement of Warrant 2.

NOTE F—STOCK OPTION PLAN

In 2005, the Company adopted the NephroGenex, Inc. 2005 Stock Option Plan (the “Plan”). The Plan, as amended, and subject to shareholder approval of an increase of 673,923 shares, provides for the granting of up to 1,283,226 shares of common stock to employees and consultants of the Company in the form of incentive and nonqualified stock options and shares of restricted stock. Options and restricted stock vest over various periods ranging from eight months to four years. All options expire ten years from grant date. Shares available for future grant at March 31, 2014 total 472,363. The table below summarizes stock option activity from the Plan’s inception through March 31, 2014.

	Number of Shares	Weighted Average Exercise Price	Exercisable at March 31, 2014
Granted	2,489	$32.50	1,260
Outstanding as of December 31, 2005	2,489	32.50
Granted	52,659	0.65	53,535
Exercised	—	—
Cancelled	—	—
Outstanding as of December 31, 2007	55,148	2.08
Granted	284,915	0.39	303,154
Exercised	—	—
Cancelled	(2,000)	0.39
Outstanding as of December 31, 2008	338,063	0.65
Granted	114,500	1.95	390,949
Exercised	—	—
Cancelled	(18,965)	0.98
Outstanding as of December 31, 2009	433,598	0.98
Granted	—	—	390,949
Exercised	(10,476)	0.39
Cancelled	—	—
Outstanding as of December 31, 2010	423,122	0.98
Granted	90,305	1.82	448,152
Exercised	—	—
Cancelled	(1,538)	0.39
Outstanding as of December 31, 2011	511,889	1.17
Granted	—	—
Exercised	—	—
Cancelled	(38,084)	1.50	448,152
Outstanding as of December 31, 2012	473,805	1.11
Granted	91,261	2.02
Exercised	—	—
Cancelled	(1,613)	32.50
Outstanding as of December 31, 2013	563,453	1.17	478,572
Granted	247,410	10.28
Exercised	—	—
Cancelled	—	—
Outstanding as of March 31, 2014	810,863	$3.96	512,186

As of March 31, 2014, there were 512,186 options exercisable with a weighted average exercise price of $1.60 and a weighted average remaining term of 4.9 years.

The Company determines the fair value of stock options using the Black-Scholes option pricing model. The assumptions used to value stock options from the Company’s inception to March 31, 2014, included expected terms ranging 4 to 10 years, risk free interest rate of approximately 2%, volatility of 60% to 80%, zero dividend yield and an estimated fair value of a share of common stock ranging from $0.39 to $12.00. Total unrecognized compensation costs related to unvested awards at March 31, 2014 was approximately $2.2 million and is expected to be recognized within future operating results over a weighted average period of approximately 4.0 years. Stock based compensation expense for the three months ended March 31, 2014 and 2013 was approximately $94,000 and $24,000, respectively. Stock based compensation expense for the period from May 25, 2004 (inception) to March 31, 2014 was approximately $810,000.

In November 2013, the Company issued 24,000 Restricted Stock Units (RSU) to its CEO in connection with his employment agreement. These RSUs were not issued under the Plan. The RSU represent the right to receive shares of common stock, subject to the terms and conditions of a restricted stock unit agreement and grant notice.

As of March 31, 2014, none of the RSU had vested. The fair value of the RSU was estimated to be approximately $109,000, on the date of grant, which is being recognized over the four year vesting period of the RSU. For the three months ended March 31, 2014 and for the period from May 25, 2004 (Inception) to March 31, 2014, the Company recognized approximately $6,800 and $11,000, respectively, of stock based compensation. Total unrecognized compensation costs related to the RSU at March 31, 2014 was approximately $98,000, which is expected to be recognized within future operating results over a period of approximately 3.5 years.

On February 14, 2014, the Company’s Board of Directors granted 247,410 stock options to employees and Directors of the Company subject to shareholder approval of an increase in shares eligible for issuance under the Plan.  For accounting purposes, the Company determined these options to have been granted due to the fact that the Company’s Board of Directors controls greater than a majority of the Company’s outstanding common shares.

NOTE G—LICENSE AGREEMENTS

[1]                                 BioStratum, Inc.

On May 8, 2006, the Company entered into a licensing agreement with Bio Stratum Incorporated (“Bio”) for exclusive rights to use certain technology. The agreement was amended on September 13, 2006 (the “2006 Bio Agreement”) and was superseded on May 4, 2007 by the Termination, Assignment, Assumption and Participation Agreement (the “2007 Bio Agreement”). In consideration for obtaining the licensed technology in 2006, the 2006 Bio Agreement provided for the issuance of 12,708 shares of common stock as defined and the payment of an upfront licensing fee of $500,000. The licensing fee was expensed during 2006 as research and development as the licensed technology will be used in the Company’s research efforts and had no alternative future use. The fair value of the 12,708 shares of common stock issued to Bio totaled approximately $5,000. The 2006 Bio Agreement contained numerous other terms and conditions substantially all of which were superseded by the 2007 Bio Agreement. The 2007 Bio Agreement provided for the Company to issue approximately 1.8 million shares of Series A stock and to issue approximately 208,000 shares of common stock contingent on the exercise of Warrant 1 (Note E). The estimated fair value of the 1.8 million shares of Series A stock totaled approximately $1.1 million and was expensed upon issuance as research and development as the licensed technology will be used in the Company’s research efforts and had no alternative future use. As discussed in Note E, in March 2008, the balance of Warrant 1 was fully exercised and Bio received approximately 208,000 shares of common stock as additional consideration for the licensed technology. The estimated fair value of the shares of common stock issued totaled approximately $81,000 and was expensed in 2008 upon issuance as research and development expense as the licensed technology will be used in the Company’s research efforts and had no alternative future use.

The Company recognized no expense for the Bio Agreement for the three months ended March 31, 2014 and 2013 and $1.1 million for the period May 25, 2004 (inception) to March 31, 2014, respectively.

[2]                                 Vanderbilt University

During 2006, the Company entered into a licensing agreement with Vanderbilt University (“Vanderbilt”) for the rights to use certain technology. The agreement, as amended, requires the Company to make milestone payments totaling approximately $1.1 million based upon certain events as defined in the agreement. Should the Company successfully develop a product using the licensed technology, Vanderbilt will be due royalties based on net sales at a rate of 5%. The Company must also pay Vanderbilt 25% of non-royalty sub-licensee payments received from a sub-licensee. Certain milestones can be paid in stock or are creditable against future royalties due based on net sales. As of March 31, 2014, no milestone or royalty payments have been paid or accrued.

Annual minimum royalties due under the licensing agreement are $10,000 and will increase to $25,000 when a claim in the licensed patent rights is issued in a major market country, as defined. The licensing agreement expires when the underlying patents to the licensed technology expire. The Company may terminate the agreement upon 60 days written notice to Vanderbilt. In consideration for the license, the Company issued 462 shares of common stock and granted Vanderbilt the right to maintain their ownership interest at 2.5% (the “Right”) for the period to a private financing, as defined. The estimated value of the 462 shares of common stock and the Right totaled approximately $7,000, which was expensed as research and development as the licensed technology will be used in the Company’s research efforts and has no alternative future use. The licensing agreement was amended in 2007 and provided for the settlement of the Right in exchange for 17,257 shares of common stock. The amendment also obligated the Company to issue an additional 24,014 shares of common stock contingent on the exercise of Warrant 1.

As discussed in Note E, during March 2008, the balance of Warrant 1 was fully exercised, and accordingly, Vanderbilt received 24,014 shares of common stock as additional consideration for the licensed technology. The estimated fair value of the shares of common stock totaled approximately $9,000, which was expensed upon issuance as research and development as the licensed technology will be used in the Company’s research efforts and had no alternative future use. For all periods presented, expenses recognized in connection with Vanderbilt were not material.

[3]                                 Tryggvason Biotech AB:

During 2005, the Company entered into a licensing agreement with Tryggvason Biotech AB and Handelsbolaget Christer Betsholtz (collectively “Tryggvason”) for the exclusive commercial rights to use their proprietary glomerular profiling technology. The agreement included an upfront payment of $5,000 and a commitment to issue 151 shares of common stock. The licensing fee was expensed as research and development as the licensed technology will be used in the Company’s research efforts and has no alternative future use. The fair value of the 151 shares of common stock issued was insignificant at the time of issuance. Tryggvason will be due royalties based on 2% of net sales, as defined. No royalties have been paid or accrued through March 31, 2014. The licensing agreement expires upon the expiration of the underlying patents.

[4]                                 FibroStatin SL:

During 2005, the Company entered into a licensing agreement with FibroStatin SL, for exclusive commercial rights to their proprietary technology. The agreement included an upfront payment of $5,000 and a commitment to issue FibroStatin 153 shares of common stock. The licensing fee was expensed as research and development as the licensed technology will be used in the Company’s research efforts and has no alternative future use. The fair value of the 153 shares of common stock issued was insignificant at the time of issuance. This licensing agreement was terminated on April 12, 2007.

[5]                                 The University of Kansas Medical Center Research Institute, Inc.:

During 2007, Bio assigned their rights to certain technology licensed from the University of Kansas Medical Center Research Institute, Inc. (“KUMC”) to the Company. The license gives the Company worldwide royalty free rights to use certain technology. Upon the achievement of certain defined product development milestones, the Company would be obligated to make up to $225,000 of payments to KUMC. The term of the agreement expires on the expiration of the underlying KUMC patents or November 2018, whichever occurs last. The Company can terminate the agreement with 90 days notice. As of March 31, 2014, no milestones have been paid or accrued.

[6]                                 The University of South Carolina Research Foundation, Corp.:

During 2007, Bio assigned their rights to certain technology licensed from the University of South Carolina Research Foundation, Corp. (“USCRF”) to the Company. The license gives the Company worldwide rights to use certain technology. The agreement was amended in August 2013. The Company is obligated to pay an annual licensing fee of $30,000 through 2008, $60,000 from 2009 through 2010, $62,000 from 2011 through 2012, $122,000 in 2013 and $120,000 thereafter. Upon the achievement of certain defined product development milestones, the Company would be obligated to make up to $6.1 million of payments to USCRF. The Company will be obligated to pay USCRF a one-time fee of $35,000 upon execution of a sublicense and would pay to USCRF 25% of any non-royalty sublicense payments received from a sub-licensee. The term of the agreement expires on the expiration of the underlying USCRF patents. The Company can terminate the license at any time upon three months prior written notice to USCRF.  As of March 31, 2014, no development milestones have been paid or accrued nor does the Company expect to achieve any development milestones during the next few years.

NOTE H—RECENT ACCOUNTING PRONOUNCEMENTS

Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board (the “FASB”), or other standards-setting bodies that the Company adopts by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

In February 2013, the FASB issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rule was effective for the Company in the first quarter of 2013. The adoption of the new accounting rule did not have a material effect on the Company’s financial condition, results of operations or cash flows. The Company chose to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of operations and comprehensive income.

In July 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company adopted this guidance on January 1, 2014. The adoption did not impact the Company’s financial position or results of operations.

NOTE I—COMMITMENTS

Lease

The Company’s operating lease agreement in Research Triangle Park, North Carolina expired in December 2013, and the Company is currently leasing the space on a month-to-month basis.

For the three months ended March 31, 2014 and 2013 and for the cumulative period from May 25, 2004 (inception) to March 31, 2014, rent expense was approximately $13,000, $13,000, and $551,000, respectively.

NOTE J—RELATED PARTY TRANSACTIONS

From time to time, the Company reimbursed Care Capital, LLC (“Care”), an affiliate of the majority shareholder of the Company, for certain expenses paid by Care on behalf of the Company. During 2007, the Company reimbursed Care approximately $80,000 for expenses incurred by Care in connection with the May 2007 Stock Purchase Agreement (Note E).

The Company uses the services of a Care employee and reimburses Care for such personnel services incurred by Care on behalf of the Company. For the three months ended March 31, 2014 and 2013 and the cumulative period from May 25, 2004 (inception) to March 31, 2014, the total expense recognized in operating results in connection with services provided by Care was $50,000, $24,000 and $714,000, respectively.

As discussed in Note G, the Company has entered into license and royalty agreements with certain shareholders of the Company.

NOTE K—QUALIFIED THERAPEUTIC DISCOVERY PROGRAM AWARD

In 2010, the Company was awarded approximately $244,000 under the Federal government Qualifying Therapeutic Discovery Program (“QTDP”) initiative, all of which is included in other income in the accompanying statement of operations for the period from May 25, 2004 (inception) through March 31, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in the forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this quarterly report or in our Annual Report on Form 10-K.

Overview

We are a pharmaceutical company focused on the development of therapeutics to treat kidney disease, an area of significant unmet medical need. Since our inception, we have collaborated with the world’s leading experts in kidney disease and leveraged our knowledge of pathogenic oxidative chemistries to build a strong portfolio of intellectual property and to advance the development of our drug candidates. We believe that our comprehensive effort to develop a new generation of therapeutics that target kidney disease provides us with a leadership position in this large and attractive market.

We have devoted substantially all of our resources to development efforts relating to our product candidate, including conducting clinical trials of our product candidate, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. From May 25, 2004 our inception, until March 31, 2014, we have funded our operations primarily through proceeds from our initial public offering, or IPO, and the private placement of preferred stock, common stock and convertible notes totaling $69.2 million. In February 2014, we completed our IPO pursuant to a registration statement on Form S-1. In the IPO, we sold 3,100,000 shares of our common stock at a public offering price of $12.00 per share and received net proceeds of approximately $33.4 million, after underwriting discounts, commissions and offering expenses.

We have incurred net losses in each year since our inception in 2004. Our net losses were approximately $1.7 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of approximately $42.7 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations and as a result of a change in value of preferred stock warrants.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•                  complete the development of our lead product candidate, Pyridorin, for the treatment of diabetic nephropathy in patients with type 2 diabetes;

•                  complete the development of an intravenous formulation of Pyridorin for the treatment of acute kidney injury (AKI);

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

Financial Overview

Revenue

We did not have any revenue during the period from May 25, 2004 (inception) through March 31, 2014. Our ability to generate revenue in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval and commercialize Pyridorin in the United States.

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

From inception through March 31, 2014, we have incurred approximately $29.5 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of Pyridorin for the treatment of diabetic nephropathy in patients with type 2 diabetes and other indications, subject to the availability of additional funding.

The table below summarizes our direct research and development expenses for Pyridorin for the periods indicated. Our direct research and development expenses consist principally of external costs, including fees paid to investigators, consultants, central laboratories and CROs, in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. We do not allocate salaries, stock-based compensation, employee benefit or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Indirect research and development expense” in the table below.

	Three Months Ended March 31,
	2014	2013
Direct research and development expense	$—	$7,841
Personnel costs	369,847	185,128
Indirect research and development expense	87,529	71,591
Total research and development expense	$457,376	$264,560

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

A change in the outcome of any of these variables with respect to the development of a product candidate could result in a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

•                  working with third-party service providers to produce sufficient clinical trial supply for our Phase 3 program and other contemplated trials; and

•                  working with our CRO to conduct a Phase 1 QT interval (TQT) trial.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, and finance functions. Other significant general and administrative expenses include facilities costs, professional fees for directors, accounting and legal services and insurance.

We expect that our general and administrative expenses will increase as we continue to operate as a public company including increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for consultants, lawyers and accountants.

Other Income

Other income consists of interest income earned on our cash and cash equivalents, interest expense pertaining to interest accrued on our convertible notes and the change in value of our preferred stock warrant liability.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments related to preclinical, nonclinical and clinical development costs and drug manufacturing costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in the notes to our audited financial statements our Management’s Discussion and Analysis of Financial Condition and Results of Operations as filed in our Annual report on  Form 10-K for the year ended December 31, 2013.  There have been no material changes to our critical accounting policies and estimates as disclosed in our notes to our audited financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2019; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and the Three Months Ended March 31, 2013

The following table summarizes our results of operations for each of the three months ended March 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Dollar
	2014	2013	Change	% Change
Expenses:
Research and development	$457,376	$264,560	$192,816	72.9%
General and administrative	1,034,425	138,137	896,288	648.8%
Loss from operations	(1,491,801)	(402,697)	1,089,104	270.5%
Other income (expense):
Change in value of preferred stock warrants	(140,428)	—	(140,428)	—%
Interest expense	(78,084)	(71,303)	(6,781)	9.5%
Interest income	9,997	176	9,821	5,580.1%
Net loss	$(1,700,316)	$(473,824)	$(1,226,492)	258.8%

Research and Development Expenses

Research and development expenses were $0.5 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively, representing an increase of approximately $0.2 million, or 72.9%. The increase in research and development expense is primarily due to clinical start-up activities as we initiate our Phase 3 PIONEER study of Pyridorin for the treatment of diabetic nephropathy.

General and Administrative Expenses

General and administrative expenses were approximately $1.0 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively, representing an increase of approximately $0.9 million, or 648.8%. This increase in general and administrative expenses was primarily a result of an increase in personnel related expenses including non-cash compensation expense and an increase in our corporate governance expenses including our director and officer liability insurance and investor relation costs as we commenced operating as a public company in February of 2014.

Interest Expense, Net

Interest expense, net was approximately $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. Interest expense was incurred for our convertible promissory notes which were converted into common stock upon closing of the IPO in February 2014.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since inception and as of March 31, 2014, we had an accumulated deficit of $42.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Since our inception, we have funded our operations principally with $69.2 million from the sale of common stock, preferred stock and convertible notes and approximately $244,000 from a government grant. As of March 31, 2014, we had cash and cash equivalents of approximately $33.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash, money market bank accounts, and certificates of deposits held at various banks that do not exceed the Federal Deposit Insurance Corporation insurance limit.

The gross proceeds we have received from the issuance and sale of common stock, convertible notes and preferred stock, as of March 31, 2014, are as follows:

Securities Issued	Year	Number of Shares	Gross Proceeds
Convertible notes	2004 - 2013	—	$9,471,870
Common stock	2004 - 2014	3,112,166	$37,206,136
Series A preferred stock	2007/2008/2010	20,255,126	$22,500,000
Total		23,367,292	$69,178,006

On February 14, 2014, we closed our IPO of 3,100,000 shares of common stock at a price of $12.00 per share for total gross proceeds of $37.2 million, less underwriting discounts, commissions and offering expenses totaling $3.8 million.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$(2,082,917)	$(490,798)
Investing activities	(3,916)	—
Financing activities	33,468,237	512,048
Net increase in cash and cash equivalents	$31,381,404	$21,250

Operating Activities.

Net cash used in operating activities of $2.1 million during the three months ended March 31, 2014 was primarily due to our net losses from the operation of our business, including expenses incurred for the development of Pyridorin and changes in working capital, partially offset by non-cash interest expense for our convertible notes, share-based compensation expense and changes in the fair value of our preferred warrant liability. Cash used in operating activities for three months ended March 30, 2013 was primarily related to our net loss of $0.5 million during such period offset by changes in working capital and non-cash charges including interest for our convertible notes and share-based compensation expense.

Investing Activities.  Net cash used in investing activities during the three months ended March 31, 2014 related to purchases of equipment for our corporate offices.

Financing Activities.  Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 consisted of approximately $33.4 million in net proceeds received from the issuance of common stock in our IPO and $0.5 million of net proceeds from the sale of convertible notes, respectively.

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

Based upon our current operating plan and approximately $33.4 million of net proceeds received from our IPO completed in February 2014, we believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into 2016. We intend to devote our cash to fund our Phase 3 Pyridorin program and our planned clinical trials and nonclinical studies and other work needed to submit applications for Pyridorin for the treatment of diabetic nephropathy in patients with type 2 diabetes for regulatory approval in the United States and Europe; to fund further preclinical and Phase 1 & 2 development work on an intravenous formulation of Pyridorin for AKI in which pathogenic oxidative chemistries have been identified as a possible contributing factor in the severity of this condition; and for general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our cash and cash equivalents as of March 31, 2014, consisted primarily of cash, cash equivalents and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of our business. Any of these claims could subject the Company to costly legal expenses and, while the Company believes that it has adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. The Company is currently not a party to any legal proceedings.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description

31.1*

Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**

Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101+	Financials in XBRL format

*Filed herewith

**Furnished herewith

+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Comprehensive Income, (iii) the  Statements of Cash Flows and (iv) and related notes to these financial statements.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROGENEX, INC.
(Registrant)

Date: May 14, 2014	By:	/s/ Pierre Legault
Pierre Legault Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2014	By:	/s/ John P. Hamill
John P. Hamill Chief Financial Officer (Principal Financial and Accounting Officer)