Form 10-Q
period 2014-09-30
NephroGenex, Inc.
filed 2014-11-12
CIK 1338095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of November 11, 2014 was 8,861,614.

NephroGenex, Inc.

Form 10-Q
For the Three and Nine Months Ended September 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

NephroGenex, Inc.

Balance Sheets
(in thousands except share and per share information)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,016	$2,132
Short-term investments	18,606	—
Prepaid expenses and other assets	332	12
Total current assets	26,954	2,144

Property and equipment, net	15	11
Deferred initial public offering costs	—	461
Other assets	183	4
Total assets	$27,152	$2,620

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,442	$48
Accrued and other liabilities	1,518	1,858
Preferred stock warrant liability	—	6,983
Convertible notes payable	—	7,917
Total current liabilities	2,960	16,806

Stockholders’ equity (deficit)
Series A preferred stock: $.001 par value; 32,690,676 shares authorized; 0 and 23,688,396 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	24
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized; 8,855,114 and 319,882 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	9	—
Additional paid-in capital	76,733	26,789
Accumulated other comprehensive loss	(13)	—
Accumulated deficit	(52,537)	(40,999)
Total stockholders’ equity (deficit)	24,192	(14,186)
Total liabilities and stockholders’ equity (deficit)	$27,152	$2,620

(See accompanying Notes to Financial Statements)

NephroGenex, Inc.

Statements of Comprehensive Loss
(in thousands except share and per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses:
Research and development	$3,077	$449	$7,409	$935
General and administrative	1,350	230	3,945	522
Total expenses	4,427	679	11,354	1,457

Loss from operations	(4,427)	(679)	(11,354)	(1,457)
Other income (expense):
Change in value of preferred stock warrants	—	(95)	(140)	(436)
Interest expense	—	(100)	(78)	(258)
Interest income	12	—	34	—
Net loss	$(4,415)	$(874)	$(11,538)	$(2,151)

Net loss per share – basic and diluted	$(0.50)	$(2.73)	$(1.55)	$(6.72)

Weighted average shares outstanding – basic and diluted	8,855,114	319,882	7,448,208	319,882

Other comprehensive loss:
Net loss	$(4,415)	$(874)	$(11,538)	$(2,151)
Unrealized gain (loss) on short-term investments	24	—	(13)	—
Comprehensive loss	$(4,391)	$(874)	$(11,551)	$(2,151)

(See accompanying Notes to Financial Statements)

NephroGenex, Inc.

Statement of Stockholders’ Equity (Deficit)

(in thousands except share and per share information)

	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2013	23,688,396	$24	319,882	$—	$26,789	$—	$(40,999)	$(14,186)
Issuance of common stock at IPO, net of expenses of $3,767 (unaudited)	—	—	3,100,000	3	33,430	—	—	33,433
Issuance of common stock for preferred stock warrant (unaudited)	—	—	593,589	1	7,123	—	—	7,124
Issuance of common stock for convertible notes and accrued interest (unaudited)	—	—	1,197,289	1	8,644	—	—	8,645
Issuance of common stock for preferred stock (unaudited)	(23,688,396)	(24)	3,644,354	4	20	—	—	—
Stock based compensation (unaudited)	—	—	—	—	727	—	—	727
Other comprehensive loss (unaudited)	—	—	—	—	—	(13)	—	(13)
Net loss (unaudited)	—	—	—	—	—	—	(11,538)	(11,538)
Balance at September 30, 2014 (unaudited)	—	$—	8,855,114	$9	$76,733	$(13)	$(52,537)	$24,192

(See accompanying Notes to Financial Statements)

NephroGenex, Inc.

Statements of Cash Flows
(in thousands except share and per share information)

	Nine Months Ended
	September 30,
	2014	2013
	(unaudited)	(unaudited)
Operating activities
Net loss	$(11,538)	$(2,151)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	2	4
Change in fair value of preferred stock warrants	140	436
Non-cash interest expense	78	258
Accretion of premium on investment activities	41	—
Accrued interest receivable	1	—
Stock based compensation expense	727	72
Changes in operating assets and liabilities
Prepaid expenses and other assets	(499)	22
Accounts payable, accrued and other liabilities	2,136	(663)
Net cash and cash equivalents used in operating activities	(8,912)	(2,022)

Investing activities
Purchases of investments	(21,994)	—
Sales of investments	3,333	—
Property and equipment purchases	(6)	(12)
Net cash and cash equivalents used in investing activities	(18,667)	(12)

Financing activities
Proceeds from issuance of convertible notes payable	—	1,912
Payment of initial public offering costs	(3,737)	—
Proceeds from issuance of common stock	37,200	—
Net cash and cash equivalents provided by financing activities	33,463	1,912
Net increase (decrease) in cash and cash equivalents	5,884	(122)
Cash and cash equivalents at beginning of period	2,132	324
Cash and cash equivalents at end of period	$8,016	$202

Supplemental disclosure of noncash financing activities
Conversion of convertible notes payable, accrued interest, preferred stock and warrants into common stock	$15,792	$—

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

The Company’s primary efforts to date have been devoted to raising capital, recruiting senior management and staff and conducting research and development activities. The Company has experienced net losses since its inception and, as of September 30, 2014, has an accumulated deficit of $52.5 million.

The Company currently has no commercially approved products and has recognized no revenue since its inception in 2004. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval. There can be no assurance that the Company’s current products in development, if approved, will be successfully commercialized due to a variety of factors, including competition from other biotechnology and pharmaceutical companies.

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

Investments

The Company invests in money market funds and certificates of deposits and considers all investments purchased with a maturity date greater than three months and less than one year to be short-term investments. Those investments with a maturity date greater than one year at each balance sheet date are considered to be long-term investments. As of September 30, 2014, all investments were classified as available-for-sale and had maturity dates less than one year. These investments are carried at estimated fair value with unrealized gains and losses included in stockholders' equity (deficit). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income.

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

Fair Value of Financial Instruments

As of September 30, 2014, financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable.

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

The Company targets investment principally in Level 1 and Level 2 cash equivalents and financial instruments and records them at FV. The Company did not rely on Level 3 inputs for the valuation of any investments at September 30, 2014. The Company expects that the carrying values of cash equivalents will approximate FV because of their short maturities.

The Company classifies as Level 2 investments in certificates of deposits and values them using the market approach based on significant other observable inputs including quoted prices in active markets for instruments that are similar or quoted prices in markets that are not traded on a daily basis for identical or similar instruments.

The following table sets forth our financial instruments carried at FV within the ASC 820 hierarchy and using the lowest level of input as of September 30, 2014:

		Quoted Prices
		in Active	Significant
(in thousands)		Markets	Other	Significant
	Balance	For Identical Assets	Observable Inputs	Unobservable Inputs
Assets:	September 30, 2014	Level 1	Level 2	Level 3
Money Market Funds	$6,734	$6,734	$—	$—
Certificates of Deposit	19,888	—	19,888	—
	$26,622	$6,734	$19,888	$—

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

The following table sets forth the computation of basic and diluted net loss per share in thousands, except share and per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Historical
Numerator:
Net loss	$(4,415)	$(874)	$(11,538)	$(2,151)
Denominator:
Weighted average common shares outstanding	8,855,114	319,882	7,448,208	319,882
Net loss per share-basic and diluted	$(0.50)	$(2.73)	$(1.55)	$(6.72)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Common stock options	874,278	563,453	792,316	523,004
Restricted stock units	24,000	—	24,000	—
Common stock warrants	62,000	—	51,780	—

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

4. Balance Sheet Items

Investments
The following table summarizes the Company's available for sale investments as of September 30, 2014 (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
Short-term Investments	(in years)	Cost	Gains	Loss	Fair Value
Money Market	1 or less	$—	$—	$—	$—
Certificates of Deposit	1 or less	18,619	—	(13)	18,606
Total Investments		$18,619	$—	$(13)	$18,606

Accrued Liabilities

Accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Accrued clinical trial expenses	$631	$209
Accrued compensation	782	365
Interest	—	650
Other accruals	105	634
Total	$1,518	$1,858

5. License Agreements

The University of South Carolina Research Foundation, Corp.

During 2007, the Company licensed certain technology from the University of South Carolina Research Foundation, Corp. (“USCRF”) to the Company. The license gives the Company worldwide rights to use the technology as defined in the agreement. The agreement was amended in August 2013. The Company paid an annual licensing fee of $30,000 through 2008, $60,000 from 2009 through 2010, $62,000 from 2011 through 2012 and $122,000 in 2013. The Company is obligated to pay an annual licensing fee of $120,000 thereafter. Upon the achievement of certain defined product development milestones, the Company would be obligated to make up to $6.1 million of payments to USCRF. The Company will be obligated to pay USCRF a one-time fee of $35,000 upon execution of a sublicense and would pay to USCRF 25% of any non-royalty sublicense payments received from a sub-licensee. The term of the agreement expires on the expiration of the underlying USCRF patents. The Company can terminate the license at any time upon three months prior written notice to USCRF. As of September 30, 2014, no development milestones have been paid or accrued nor does the Company expect to achieve any development milestones during the next few years. The Company paid $30,000 and $122,000 for the three month periods ended September 30, 2014 and 2013, respectively, for licensing fees due under this agreement. The Company paid $90,000, and $122,000 for the nine month periods ended September 30, 2014 and 2013, respectively.

6. Convertible Notes Payable

On February 14, 2014, in connection with the closing of the Company’s IPO, $7.9 million of convertible promissory notes and accrued interest were converted into 1,197,289 shares of common stock.

The Company had accrued interest of approximately $650,000 as of December 31, 2013 which is included in accrued and other liabilities on the accompanying balance sheets. Interest expense for the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 relating to the notes was approximately $0, $78,000, $100,000 and $258,000, respectively.

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

Shares Reserved for Future Issuance
The Company has reserved shares of its common stock for future issuance as of September 30, 2014 as follows:

September 30, 2014
Stock options outstanding	921,701
Shares available for grant under stock option plans	351,049
Restricted stock units	24,000
Common stock warrants	62,000
Total shares reserved for future issuance	1,358,750

Stock Based Compensation

In 2005, the Company adopted the NephroGenex, Inc. 2005 Stock Option Plan. On May 15, 2014, the 2005 Stock Option Plan, was amended and restated to the 2007 Equity Incentive Plan (the “Plan”). The amendment authorized an increase of 673,923 shares and provided for the granting of up to 1,283,226 shares of common stock to employees and consultants of the Company in the form of incentive and nonqualified stock options and shares of restricted stock. As of September 30, 2014 there were 351,049 shares available for issuance from the Plan.

The table below summarizes stock option activity for the nine month period ended September 30, 2014.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2013	563,453	$1.18
Granted	358,248	8.52
Exercised	—	—
Canceled	—	—
Outstanding as of September 30, 2014	921,701	$4.03
Exercisable as of September 30, 2014	548,629	$1.80

During the nine months ended September 30, 2014, the Company’s Board of Directors granted 358,248 stock options to employees and Directors of the Company with a weighted average fair value of $7.22 per share. The weighted-average assumptions used in the Black-Scholes valuation model for equity awards granted during the nine month period ended September 30, 2014 are shown in the table below. No stock options were issued during the nine month period ended September 30, 2013.

Nine Months Ended
September 30, 2014
Expected volatility	83.9%
Expected dividends	—
Expected life in years	6.8
Risk-free interest rate	2.11%

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

The Company recognized non-cash share-based compensation expense in its research and development and general and administrative expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Research and development	$40	$15	$77	$45
General and administrative	147	9	650	27
Total	$187	$24	$727	$72

8. Commitments

Lease

The Company’s office lease agreement in Research Triangle Park, North Carolina expired in December 2013, and the Company is currently leasing the space on a month-to-month basis.

On September 12, 2014, the Company entered into an agreement to lease office space at 3200 Beechleaf Court, Raleigh, North Carolina for the period December 1, 2014 through May 31, 2020. These premises will serve as the Company's corporate headquarters.

Provisions of the September 12, 2014 lease provides for abatement of rent during certain periods and escalating rent payments during the lease term. The Company records rent expense on a straight-line basis over the life of the lease.
The following is a schedule of future non-cancellable minimum lease payments for operating leases at September 30, 2014 (in thousands):

2014	$9
2015	105
2016	118
2017	122
2018	125
Thereafter	184
$663

Rent expense was approximately $26,000 and $39,000 for each of the three and nine month periods ended September 30, 2014 and 2013, respectively.

9. Related Party Transactions

Prior to June 30, 2014, the Company reimbursed Care Capital, LLC (“Care”), an affiliate of the majority shareholder of the Company, for services of a Care employee and reimburses Care for such personnel services incurred by Care on behalf of the Company. Total expense recognized in operating results for the three and nine month periods ended September 30, 2014 and the three and nine month periods ended September 30, 2013 in connection with services provided by Care was $0, $70,000, $45,000 and $93,000, respectively.

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

We have incurred net losses in each year since our inception in 2004. Our net losses for the three and nine months ended September 30, 2014 were $4.4 million and $11.5 million, respectively. As of September 30, 2014, we had an accumulated deficit of approximately $52.5 million. Our net losses for the period have resulted primarily from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for Pyridorin. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related overhead expenses for personnel in research and development functions, including costs related to stock options or other stock-based compensation;

•
fees paid to consultants and clinical research organizations (CROs) for our nonclinical and clinical trials, and other related clinical trial fees, including investigator grants, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;

•	costs related to acquiring and manufacturing clinical trial materials; and

•	costs related to compliance with our regulatory requirements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Direct research and development expense	$2,494	$54	$5,987	$54
Personnel costs	485	175	1,255	513
Indirect research and development expense	98	220	167	368
Total research and development expense	$3,077	$449	$7,409	$935

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

Pyridorin

Our research and development resources are currently focused on the Phase 3 Pyridorin program and our other planned clinical and nonclinical studies and other work needed to submit Pyridorin for the treatment of diabetic nephropathy in patients with type 2 diabetes for regulatory approval in the United States and Europe. We have incurred and expect to continue to incur expense in connection with these efforts, including:

•	working with our CROs to complete our Phase 3 clinical program;

•	working with third-party service providers to produce sufficient clinical trial supply for our Phase 3 program and other contemplated trials;

•	working with our CROs to conduct a Phase 1 QT interval (TQT) trial; and

•	working with our academic research groups.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, and finance functions. Other significant general and administrative expenses include facilities costs, insurance, accounting and legal services and other consulting services related to our corporate governance activities.

We expect that our general and administrative expenses may increase in the future as we expand our operating activities, maintain and expand our patent portfolio, and incur additional costs associated with public company support including legal and accounting fees and director and officers' liability insurance.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and the Three Months Ended September 30, 2013

The following table summarizes our results of operations for each of the three months ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Dollar
(in thousands)	2014	2013	Change	% Change
Expenses:
Research and development	$3,077	$449	$2,628	585.3%
General and administrative	1,350	230	1,120	487.0%
Loss from operations	(4,427)	(679)	3,748	(552.0)%
Other income (expense):
Change in value of preferred stock warrants	—	(95)	95	(100.0)%
Interest expense	—	(100)	100	(100.0)%
Interest income	12	—	12	—%
Net loss	$(4,415)	$(874)	$3,541	(405.1)%

Research and Development Expenses

Research and development expenses were approximately $3.1 million and $449,000 for the three months ended September 30, 2014 and 2013, respectively. The increase in research and development expense is primarily due to our Phase 3 clinical development activities for Pyridorin and an increase in personnel-related expenses as a result of an increase in headcount.

General and Administrative Expenses

General and administrative expenses were approximately $1.4 million and $230,000 for the three months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses was primarily a result of an increase in personnel-related expenses including non-cash stock based compensation expense and an increase in our corporate governance expenses including our director and officer liability insurance and other professional fees incurred for operating as a public company.

Other Income (Expense)

Interest income for the three months ended September 30, 2014 was approximately $12,000 from interest received on our cash, cash equivalents and investments. Interest expense for the three months ended September 30, 2013 was for interest accrued on our convertible promissory notes, which were converted into common stock upon closing of the IPO in February 2014. The change in FV of our preferred stock warrant liability for the three months ended September 30, 2013 was $95,000. The preferred stock warrant liability was settled upon the closing of the IPO.

Comparison of the Nine Months Ended September 30, 2014 and the Nine Months Ended September 30, 2013

The following table summarizes our results of operations for each of the nine months ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Dollar
(in thousands)	2014	2013	Change	% Change
Expenses:
Research and development	$7,409	$935	$6,474	692.4%
General and administrative	3,945	522	3,423	655.7%
Loss from operations	(11,354)	(1,457)	9,897	(679.3)%
Other income (expense):
Change in value of preferred stock warrants	(140)	(436)	296	(67.9)%
Interest expense	(78)	(258)	180	(69.8)%
Interest income	34	—	34	—%
Net loss	$(11,538)	$(2,151)	$9,387	(436.4)%

Research and Development Expenses

Research and development expenses were approximately $7.4 million and $935,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in research and development expense is primarily due to our Phase 3 clinical development activities for Pyridorin and an increase in personnel-related expenses as a result of an increase in headcount.

General and Administrative Expenses

General and administrative expenses were approximately $3.9 million and $522,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses was primarily a result of an increase in personnel-related expenses including non-cash stock based compensation expense and an increase in our corporate governance expenses including our director and officer liability insurance and other professional fees incurred for operating as a public company.

Other Income (Expense)

Interest income for the nine months ended September 30, 2014 was approximately $34,000 from interest received on our cash, cash equivalents and investments. Interest expense for the nine months ended September 30, 2014 and 2013 was for interest accrued on our convertible promissory notes, which were converted into common stock upon closing of the IPO in February 2014. The change in FV of our preferred stock warrant liability for the nine months ended September 30, 2014 and 2013 was $140,000 and $436,000, respectively. The preferred stock warrant liability was settled upon the closing of the IPO.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since inception and as of September 30, 2014, we had an accumulated deficit of $52.5 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock, preferred stock and convertible notes. As of September 30, 2014, we had cash and cash equivalents and short-term investments of approximately $26.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash, money market bank accounts, and certificates of deposits held at various banks that do not exceed the Federal Deposit Insurance Corporation insurance limit.

On February 14, 2014, we completed an IPO and sold 3,100,000 shares of common stock at a price of $12.00 per share for total gross proceeds of $37.2 million, less underwriting discounts, commissions and offering expenses totaling $3.8 million.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(8,912)	$(2,022)
Investing activities	(18,667)	(12)
Financing activities	33,463	1,912
Net increase (decrease) in cash and cash equivalents	$5,884	$(122)

Operating Activities.

Net cash used in operating activities for the nine months ended September 30, 2014 was primarily due to our net losses from the operation of our business of $11.5 million, including expenses incurred for the development of Pyridorin, partially offset by changes in working capital including an increase in our accrued liabilities, and non-cash charges, including non-cash interest expense for our convertible notes, stock based compensation expense and changes in our preferred stock warrant liability. Cash used in operating activities for the nine months ended September 30, 2013 was primarily related to our net loss of $2.1 million during such period, changes in working capital, including a decrease in our accrued liabilities, partially offset by non-cash charges including interest for our convertible notes, stock based compensation expense and changes in our preferred stock warrant liability.

Investing Activities.  Net cash used in investing activities during the nine months ended September 30, 2014 was primarily related to the purchase of available for sale investments.

Financing Activities.  Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 consisted of approximately $33.4 million in net proceeds received from the issuance of common stock in our IPO and $1.3 million of net proceeds from the sale of convertible notes, respectively.

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

Contractual Obligations and Commitments

On September 12, 2014, we entered into an office lease for approximately 5,514 square feet of office space located at 3200 Beechleaf Court, Raleigh, North Carolina. These premises will serve as our new corporate headquarters. Under the terms of the lease agreement, the lease term is 66 months, commencing on December 1, 2014 and terminating on May 31, 2020. Our monthly base rent, commencing on February 1, 2015, is approximately $9,500 per month and will increase at a rate of approximately 3.0% per year during the term of the lease.
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our cash and cash equivalents and short-term investments as of September 30, 2014, consisted primarily of cash, cash equivalents, money market funds and certificates of deposits. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

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
     As of September 30, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Office Lease, dated September 12, 2014, by and between the Company and Highwoods Realty Limited Partnership (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on 8-K filed on September 15, 2014).

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

*Filed herewith
**Furnished herewith

+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) the  Statements of Cash Flows and (iv) and related notes to these financial statements.

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

NEPHROGENEX, INC.
(Registrant)

Date: November 12, 2014	By:	/s/ Pierre Legault
Pierre Legault Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2014	By:	/s/ John P. Hamill
John P. Hamill Chief Financial Officer (Principal Financial and Accounting Officer)