Form 10-Q
period 2015-03-31
NephroGenex, Inc.
filed 2015-05-13
CIK 1338095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-36303

NEPHROGENEX, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1295171
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3200 Beechleaf Court
Suite 900
Raleigh, NC	27604
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of May 13, 2015 was 8,864,614.

NephroGenex, Inc.

Form 10-Q
For the Three Months Ended March 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

NephroGenex, Inc.

Balance Sheets
(in thousands except share and per share information)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$16,362	$13,978
Short-term investments	7,603	14,698
Prepaid expenses and other assets	797	309
Total current assets	24,762	28,985

Property and equipment, net	42	36
Other assets	305	210
Total assets	$25,109	$29,231

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,897	$1,750
Accrued and other liabilities	1,981	1,405
Current portion of note payable	880	293
Total current liabilities	4,758	3,448
Note payable, less current portion	5,897	6,442
Other long-term liabilities	21	10
Total liabilities	10,676	9,900
Stockholders’ equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized; 8,863,614 and 8,862,114 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	9	9
Additional paid-in capital	77,417	77,149
Accumulated other comprehensive loss	(1)	(8)
Accumulated deficit	(62,992)	(57,819)
Total stockholders’ equity	14,433	19,331
Total liabilities and stockholders’ equity	$25,109	$29,231

(See accompanying Notes to Financial Statements)

NephroGenex, Inc.

Statements of Comprehensive Loss
(in thousands except share and per share information)

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)	(unaudited)
Expenses:
Research and development	$3,369	$457
General and administrative	1,670	1,035
Total expenses	5,039	1,492

Loss from operations	(5,039)	(1,492)
Other income (expense):
Change in value of preferred stock warrants	—	(140)
Interest expense	(143)	(78)
Interest income	9	10
Net loss	$(5,173)	$(1,700)

Net loss per share – basic and diluted	$(0.58)	$(0.37)

Weighted average shares outstanding – basic and diluted	8,863,103	4,587,498

Other comprehensive loss:
Net loss	$(5,173)	$(1,700)
Unrealized gain on short-term investments	7	—
Comprehensive loss	$(5,166)	$(1,700)

(See accompanying Notes to Financial Statements)

NephroGenex, Inc.

Statement of Stockholders’ Equity

(in thousands except share information)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2014	8,862,114	$9	$77,149	$(8)	$(57,819)	$19,331
Issuance of common stock for restricted stock units (unaudited)	1,500	—	—	—	—	—
Stock based compensation (unaudited)	—	—	268	—	—	268
Other comprehensive income (unaudited)	—	—	—	7	—	7
Net loss (unaudited)	—	—	—	—	(5,173)	(5,173)
Balance at March 31, 2015 (unaudited)	8,863,614	$9	$77,417	$(1)	$(62,992)	$14,433

(See accompanying Notes to Financial Statements)

NephroGenex, Inc.

Statements of Cash Flows
(in thousands except share and per share information)

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)	(unaudited)
Operating activities
Net loss	$(5,173)	$(1,700)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	2	1
Change in fair value of preferred stock warrants	—	140
Non-cash interest expense	49	78
Accretion of premium on investment activities	20	—
Accrued interest receivable	17	—
Stock based compensation expense	268	101
Changes in operating assets and liabilities
Prepaid expenses and other assets	(590)	(656)
Accounts payable, accrued and other liabilities	734	(47)
Net cash and cash equivalents used in operating activities	(4,673)	(2,083)

Investing activities
Sales of short-term investments	7,065	—
Property and equipment purchases	(8)	(4)
Net cash and cash equivalents provided by (used in) investing activities	7,057	(4)

Financing activities
Payment of initial public offering costs	—	(3,732)
Proceeds from issuance of common stock	—	37,200
Net cash and cash equivalents provided by financing activities	—	33,468
Net increase in cash and cash equivalents	2,384	31,381
Cash and cash equivalents at beginning of period	13,978	2,132
Cash and cash equivalents at end of period	$16,362	$33,513

Supplemental disclosure of noncash investing and financing activities
Unrealized gain on investments	$7	$—
Conversion of convertible notes payable, accrued interest, preferred stock and warrants into common stock	$—	$15,793
Initial public offering costs included in accrued and other liabilities	$—	$6

(See accompanying Notes to Financial Statements)

NephroGenex, Inc.

Notes to Financial Statements

(in thousands except share and per share information)

1. Description of Business

Description of Business

 NephroGenex, Inc. (the “Company”) was incorporated in Delaware on May 25, 2004. The Company is a drug development company focused on developing novel therapies for kidney disease. The Company acquired commercial rights to Pyridorin™ and has initiated a Phase 3 clinical study in patients with diabetic nephropathy.

The Company’s primary efforts to date have been devoted to raising capital, recruiting senior management and staff and conducting research and development activities. The Company has experienced net losses since its inception and, as of March 31, 2015, had an accumulated deficit of $63.0 million.

The Company currently has no commercially approved products and has recognized no revenue since its inception in 2004. The Company does not expect to generate revenue from product sales unless and until it successfully completes development and obtain marketing approval for one or more of its product candidates, which the Company expects will take a number of years and is subject to significant uncertainty. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval. There can be no assurance that the Company’s current products in development, if approved, will be successfully commercialized due to a variety of factors, including competition from other biotechnology and pharmaceutical companies.

Going Concern

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

Reverse Stock Split

On February 6, 2014, the Company effected a 1-for-6.5 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the conversion ratio for the Company’s outstanding Series A Preferred Stock. All share and per share amounts for the three month period ended March 31, 2014 and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split and adjustment of the preferred share conversion ratios.
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

Investments

The Company invests in money market funds and certificates of deposits and considers all investments purchased with original maturity dates greater than three months and less than one year to be short-term investments. Those investments with original maturity dates greater than one year are considered to be long-term investments. As of March 31, 2015, all investments were classified as available-for-sale and had original maturity dates less than one year. These investments are carried at estimated fair value with unrealized gains and losses included in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income.

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

Property and Equipment

Property and equipment consists of furniture, fixtures and computers. Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the respective asset’s estimated useful life. Maintenance and repairs that do not improve or extend the life of assets are expensed as incurred. When an asset is retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected within the statement of operations.

Fair Value of Financial Instruments

As of March 31, 2015, financial instruments consist of cash and cash equivalents, short-term investments, a note payable and accounts payable.

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

The Company targets investments principally in Level 1 and Level 2 cash equivalents and financial instruments and records them at FV. The Company did not rely on Level 3 inputs for the valuation of any investments at March 31, 2015 or December 31, 2014. The Company expects that the carrying values of cash equivalents will approximate FV because of their short maturities.

The Company classifies as Level 2 investments in certificates of deposits and values them using the market approach based on significant other observable inputs including quoted prices in active markets for instruments that are similar or quoted prices in markets that are not traded on a daily basis for identical or similar instruments.

The following table sets forth our financial instruments carried at FV within the ASC 820 hierarchy and using the lowest level of input as of March 31, 2015:

		Quoted Prices
		in Active	Significant
(in thousands)		Markets	Other	Significant
	Balance	For Identical Assets	Observable Inputs	Unobservable Inputs
Assets:	March 31, 2015	Level 1	Level 2	Level 3
Certificates of Deposit	$7,603	$—	$7,603	$—
	$7,603	$—	$7,603	$—
The following table sets forth our financial instruments carried at FV within the ASC 820 hierarchy and using the lowest level of input as of December 31, 2014:

		Quoted Prices
		in Active	Significant
(in thousands)		Markets	Other	Significant
	Balance	For Identical Assets	Observable Inputs	Unobservable Inputs
Assets:	December 31, 2014	Level 1	Level 2	Level 3
Certificates of Deposit	$16,765	$—	$16,765	$—
	$16,765	$—	$16,765	$—

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

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated.  The new standard will be effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  Management is currently evaluating the impact of the adoption of ASU 2014-14 on the Company's financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The new standard will be effective for reporting periods beginning after December 15, 2015, with early adoption permitted.  The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company does not expect ASU No. 2015-03 to have a material impact on the Company's financial statements upon adoption.

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

The following table sets forth the computation of basic and diluted net loss per share in thousands, except share and per share data:

	Three Months Ended March 31,
	2015	2014
Historical
Numerator:
Net loss	$(5,173)	$(1,700)
Denominator:
Weighted average common shares outstanding	8,863,103	4,587,498
Net loss per share-basic and diluted	$(0.58)	$(0.37)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares on a weighted-average basis):

	Three Months Ended March 31,
	2015	2014
Common stock options	1,271,769	683,753
Restricted stock units	16,000	24,000
Common stock warrants	118,603	31,689

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

4. Balance Sheet Items

Investments
The following table summarizes the Company's available-for-sale investments as of March 31, 2015 (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
Short-term Investments	(in years)	Cost	Gains	Loss	Fair Value
Certificates of Deposit	1 or less	7,604	—	(1)	7,603
Total Investments		$7,604	$—	$(1)	$7,603

The following table summarizes the Company's available-for-sale investments as of December 31, 2014 (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
Short-term Investments	(in years)	Cost	Gains	Loss	Fair Value
Certificates of Deposit	1 or less	14,706	—	(8)	14,698
Total Investments		$14,706	$—	$(8)	$14,698

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

Accrued Liabilities

Accrued liabilities were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Accrued clinical trial expenses	$1,620	$393
Accrued compensation	307	909
Other accruals	54	103
Total	$1,981	$1,405

5. License Agreements

The University of South Carolina Research Foundation, Corp.

During 2007, the Company licensed certain technology from the University of South Carolina Research Foundation, Corp. (“USCRF”) to the Company. The license gives the Company worldwide rights to use the technology as defined in the agreement. The agreement was amended in August 2013. The Company is obligated to pay an annual licensing fee of $120,000. Upon the achievement of certain defined product development milestones for diabetic neuropathy or hyperlipidemia, the Company would be obligated to make up to $6.1 million of payments to USCRF. The Company will be obligated to pay USCRF a one-time fee of $35,000 upon execution of a sublicense and would pay to USCRF 25% of any non-royalty sublicense payments received from a sub-licensee. The term of the agreement expires on the expiration of the underlying USCRF patents. The Company can terminate the license at any time upon three months prior written notice to USCRF. As of March 31, 2015, no development milestones have been paid or accrued nor does the Company expect to achieve any development milestones during the next few years. The Company paid $30,000 for each of the three month periods ended March 31, 2015 and 2014 for licensing fees due under this agreement.

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
Certain milestones can be paid in stock or are creditable against future royalties due based on net sales. As of March 31, 2015, no milestone or royalty payments have been paid or accrued.

6. Convertible Notes Payable

On February 14, 2014, in connection with the closing of the Company’s IPO, $7.9 million of convertible promissory notes and $728,000 of accrued interest were converted into 1,197,289 shares of common stock.

Interest expense for the three months ended March 31, 2015 and 2014 relating to the notes was approximately $0, and $78,000, respectively.

7. Term Loan
On November 20, 2014, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with East West Bank ("East West") for a term loan (the “Initial Term Loan”) with an aggregate principal amount of $7.0 million and, subject to the terms and conditions set forth in the agreement, a second term loan (the “Second Term Loan”) with an aggregate principal amount of $5.0 million. Each term loan shall accrue interest at a rate of 2.25% per annum plus the greater of 3.25% or the current prime rate. As of March 31, 2015, the interest rate on the loan was 5.5%. As security for its obligations under the Loan Agreement, the Company granted East West a lien on substantially all of its assets, including owned and licensed intellectual property.
On November 20, 2014, East West funded the Initial Term Loan, which matures on October 1, 2018. Interest only payments are due during the first twelve months of the Initial Term Loan (the “Interest Only Term”) and beginning on November 1, 2015, the Company is required to make thirty-six (36) equal monthly payments of principal and interest. The Interest Only Term may be extended under the Loan Agreement if certain conditions are met. The Company paid a $120,000 facility fee which was recorded as a debt discount to be amortized as interest expense over the term of the loan using the effective interest rate method.
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
In connection with the Initial Term Loan, the Company issued warrants to purchase an aggregate of 56,603 shares of the Company's common stock at an exercise price of $4.24 per share. The warrants are immediately exercisable and will expire on November 20, 2021. The Company determined the fair value of the warrants to be $192,450 using the Black-Scholes pricing model and recorded the warrants as a debt discount to be amortized as interest expense over the term of the Initial Term Loan Agreement using the effective interest rate method. The Company also paid $50,000 in debt issuance costs, which were capitalized as a deferred asset and are being amortized over the expected remaining life of the loan using the effective interest method.
The Company recognized $142,000 in interest expense related to the term loan, including the amortization of the warrants, for the three month period ended March 31, 2015.

8. Stockholders' equity

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

On February 10, 2014, the Company, in connection with the IPO, issued to employees of the underwriter warrants to purchase up to 62,000 shares of common stock. The warrants are exercisable at any time commencing one year from the effective date of the Company’s IPO. The warrants are exercisable at a price of $15.00 per share and expire on February 10, 2018.

On November 20, 2014, the Company, in connection with the issuance of a term loan, issued warrants to East West to purchase up to an aggregate of 56,603 shares of the Company's common stock at an exercise price of $4.24 per share. The warrants are immediately exercisable and will expire on November 20, 2021.
As of March 31, 2015, the following warrants to purchase common stock were outstanding:

		Exercise
Issuance Date	Shares	Price	Expiration
2/10/2014	62,000	$15.00	2/10/2018
11/20/2014	56,603	$4.24	11/20/2021
Total warrants outstanding	118,603

Common Stock

On February 14, 2014, the Company filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 100,000,000 shares of common stock, and 5,000,000 shares of undesignated preferred stock.

For the three month period ended March 31, 2015, the Company issued 1,500 shares of common stock to its chief executive officer for restricted stock units that vested during the period.

Shares Reserved for Future Issuance
The Company has reserved shares of its common stock for future issuance as follows:

March 31, 2015
Stock options outstanding	1,271,321
Shares available for grant under stock option plans	1,201,429
Restricted stock units	15,500
Common stock warrants	118,603
Total shares reserved for future issuance	2,606,853

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

On March 24, 2015, the Company’s Board of Directors adopted, and stockholders subsequently approved, an amendment to the Company's Amended and Restated 2007 Equity Incentive Plan, as amended (the “Stock Plan”) to increase the number of shares authorized for issuance of awards under the Stock Plan from 1,283,226 to an aggregate of 2,483,226 shares of common stock. As of March 31, 2015, there were 1,201,429 shares available for issuance under the Plan.

The table below summarizes stock option activity for the three month period ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2014	1,272,581	$4.19
Granted	—	—
Exercised	—	—
Canceled	(1,260)	32.50
Outstanding as of March 31, 2015	1,271,321	$4.16
Exercisable as of March 31, 2015	620,520	$2.50

The weighted-average assumptions used in the Black-Scholes valuation model for equity awards granted during the three month period ended March 31, 2014 are shown in the table below. No stock options were issued during the three month period ended March 31, 2015.

	Three Months Ended March 31,
	2015	2014
Expected volatility	—%	80%
Expected dividends	—	—
Expected life in years	—	7
Risk-free interest rate	—%	2.14%

The Company determines the options’ life based upon the use of the simplified method.  As a newly public company, sufficient history to estimate the volatility and dividend yield of the Company's common stock is not available.  The Company uses a pool of comparable companies as a basis for the expected volatility assumption and dividend yield.  The Company intends to continue to consistently apply this process using the comparable companies until sufficient amount of historical information becomes available. The risk-free interest rate is based upon the yield of an applicable Treasury instrument.

In November 2013, the Company issued 24,000 Restricted Stock Units (RSU) to its CEO in connection with his employment agreement. The RSU represent the right to receive shares of common stock, subject to the terms and conditions of a restricted stock unit agreement and grant notice and were not issued under the Plan. The RSU’s are subject to time-based vesting with 25% of the RSU’s vesting on October 21, 2014 and the remaining 75% vesting in equal monthly installments on the first day of each calendar month beginning on November 1, 2014. During the three month period ended March 31, 2015, the Company issued 1,500 shares of common stock for RSUs that vested during the period.

The Company recognized non-cash share-based compensation expense in its research and development and general and administrative expenses as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Research and development	$70	$17
General and administrative	198	83
Total	$268	$100

9. Commitments

Lease

On September 12, 2014, the Company entered into an agreement to lease office space at 3200 Beechleaf Court, Raleigh, North Carolina for the period from December 1, 2014 through May 31, 2020. These premises serve as the Company's corporate headquarters. The lease provides for abatement of rent during certain periods and escalating rent payments during the lease term. The Company records rent expense on a straight-line basis over the life of the lease.

Rent expense was approximately $26,000 and $13,000 for each of the three month periods ended March 31, 2015 and 2014, respectively.

10. Related Party Transactions

Prior to June 30, 2014, the Company reimbursed Care Capital, LLC (“Care”), an affiliate of the majority shareholder of the Company, for services of a Care employee and reimbursed Care for such personnel services incurred by Care on behalf of the Company. Total expense recognized in operating results for the three month periods ended March 31, 2015 and 2014 in connection with services provided by Care was $0 and $50,000, respectively.

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

We have incurred net losses in each year since our inception in 2004. Our net losses for the three months ended March 31, 2015 and 2014 were $5.2 million and $1.7 million, respectively. As of March 31, 2015, we had an accumulated deficit of approximately $63.0 million. Our net losses have resulted primarily from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations and from changes in the value of our preferred stock warrant liability which was settled in February 2014 upon completion of our IPO.

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

The table below summarizes our research and development expenses for Pyridorin for the periods indicated. Our research and development expenses consist principally of costs paid to third-party service providers, including fees paid to CROs, investigative sites, consultants, central laboratories and other vendors in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. We do not allocate personnel related expenses including salaries and stock-based compensation or other indirect costs related to our research and development function to specific product candidates.

	Three Months Ended March 31,
(in thousands)	2015	2014
Direct research and development expense	$2,691	$—
Personnel costs	569	370
Indirect research and development expense	109	87
Total research and development expense	$3,369	$457

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

Pyridorin

Our research and development resources are primarily focused on the Phase 3 Pyridorin program and our other planned clinical and nonclinical studies for AKI and other work needed to submit Pyridorin for the treatment of diabetic nephropathy in patients with type 2 diabetes for regulatory approval in the United States and Europe. We have incurred and expect to continue to incur expense in connection with these efforts, including:

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments related to preclinical, nonclinical and clinical development costs and drug manufacturing costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in the notes to our audited financial statements our Management’s Discussion and Analysis of Financial Condition and Results of Operations as filed in our Annual report on  Form 10-K for the year ended December 31, 2014.  There have been no material changes to our critical accounting policies and estimates as disclosed in our notes to our audited financial statements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and the Three Months Ended March 31, 2014

The following table summarizes our results of operations for each of the three months ended March 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Dollar
(in thousands)	2015	2014	Change	% Change
Expenses:
Research and development	$3,369	$457	$2,912	637.2%
General and administrative	1,670	1,035	635	61.4%
Loss from operations	(5,039)	(1,492)	(3,547)	237.7%
Other income (expense):
Change in value of preferred stock warrants	—	(140)	140	(100.0)%
Interest expense	(143)	(78)	(65)	83.3%
Interest income	9	10	(1)	(10.0)%
Net loss	$(5,173)	$(1,700)	$(3,473)	204.3%

Research and Development Expenses

Research and development expenses were approximately $3.4 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase in research and development expense is primarily due to our Phase 3 clinical development activities for Pyridorin and an increase in personnel-related expenses as a result of an increase in headcount.

General and Administrative Expenses

General and administrative expenses were approximately $1.7 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. The increase in general and administrative expenses was primarily a result of an increase in our corporate governance expenses including our director and officer liability insurance and other professional fees incurred for operating as a public company.

Other Income (Expense)

Interest income for the three months ended March 31, 2015 and 2014 was approximately $9,000 and $10,000, respectively from interest received on our cash, cash equivalents and investments. Interest expense for the three months ended March 31, 2015 was for interest on our term loan. Interest expense for the three months ended March 31, 2014 was for interest accrued on our convertible promissory notes, which were converted into common stock upon closing of our IPO in February 2014. The change in FV of our preferred stock warrant liability for the three months ended March 31, 2014 was $140,000. The preferred stock warrant liability was settled upon the closing of our IPO.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since inception and as of March 31, 2015, we had an accumulated deficit of approximately $63.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock, preferred stock and promissory notes. As of March 31, 2015, we had cash and cash equivalents and short-term investments of approximately $24.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash, money market bank accounts, and certificates of deposits held at various banks that do not exceed the Federal Deposit Insurance Corporation insurance limit.

On February 14, 2014, we completed an IPO and sold 3,100,000 shares of common stock at a price of $12.00 per share for total gross proceeds of $37.2 million, less underwriting discounts, commissions and offering expenses totaling $3.8 million.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$(4,673)	$(2,083)
Investing activities	7,057	(4)
Financing activities	—	33,468
Net increase in cash and cash equivalents	$2,384	$31,381

Operating Activities.

Net cash used in operating activities for the three months ended March 31, 2015 was $4.7 million primarily due to our net losses from the operation of our business of $5.2 million, including expenses incurred for the development of Pyridorin, partially offset by changes in working capital including an increase in our accrued liabilities, and non-cash charges, including non-cash interest expense for our term loan and stock-based compensation expense. Cash used in operating activities for the three months ended March 31, 2014 was $2.1 million primarily related to our net loss of $1.7 million during such period, changes in working capital, including a decrease in our accrued liabilities, partially offset by non-cash charges including interest for our convertible notes, stock-based compensation expense and changes in our preferred stock warrant liability.

Investing Activities.  Net cash provided by investing activities during the three months ended March 31, 2015 was primarily related to the sale of available-for-sale investments. Net cash used in investing activities during the three months ended March 31, 2014 was primarily related to the purchase of equipment for our corporate offices.

 Financing Activities.  Net cash provided by financing activities for the three months ended March 31, 2014 consisted of approximately $33.4 million in net proceeds received from the issuance of common stock in our IPO. No cash was provided by financing activities for the three months ended March 31, 2015.

Credit Facilities

On November 20, 2014, we entered into a Loan Agreement with East West , pursuant to which East West agreed to extend the Initial Term Loan to us with an aggregate principal amount of $7.0 million and, subject to the terms and conditions set forth in the Loan Agreement, a Second Term Loan with an aggregate principal amount of $5.0 million. Each term loan shall accrue interest at a rate of 2.25% per annum plus the greater of 3.25% or the current prime rate. As of March 31, 2015, the interest rate on the loan was 5.5%. As security for our obligations under the Loan Agreement, we granted East West a lien on substantially all of our assets, including owned and licensed intellectual property.

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

As of March 31, 2015, $7.0 million of principal remains outstanding on the loan.

At our option, we may borrow the Second Term Loan on or before May 29, 2015, if we have met certain milestones for enrollment and recruitment of Phase 3 Pyridorin trial patients and achieved positive TQT cardiac safety study results. We may prepay each term loan in full with no prepayment penalty. As of the date hereof, we do not believe that we will meet the clinical milestones for the Second Term Loan. However, we have made a proposal to East West to amend the clinical milestones necessary for incurrence of the Second Term Loan.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, or repurchase stock, in each case subject to customary exceptions for a loan facility of this size and type. In addition, the Loan Agreement contains customary events of default that entitle East West to cause any or all of our indebtedness under the Loan Agreement to become immediately due and payable. The events of default include, among others, non-payment, inaccuracy of representations and warranties, covenant defaults, the occurrence of a material adverse effect (as defined in the Loan Agreement), cross-default to material agreements, cross-default to material indebtedness, bankruptcy and insolvency, material judgment defaults, discontinuation of the Phase 3 Pyridorin trial and defaults related to certain actions taken against the us by the FDA or other equivalent governmental authority.

As of March 31, 2015, we were in compliance with all covenants under the Loan Agreement.

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

Based upon our current operating plan and approximately $33.4 million of net proceeds received from our IPO completed in February 2014 and the $6.9 million received from our term loan, we believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into early 2016. We intend to devote our cash to fund our Phase 3 Pyridorin program and our planned clinical trials and nonclinical studies and other work needed to submit applications for Pyridorin for the treatment of diabetic nephropathy in patients with type 2 diabetes for regulatory approval in the United States and Europe; to fund the pre-IND work for the program on an intravenous formulation of Pyridorin for AKI; and for general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

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

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our cash and cash equivalents and short-term investments as of March 31, 2015, consisted primarily of cash, cash equivalents, money market funds and certificates of deposits. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

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
     As of March 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as disclosed below, there have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2015.

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
10.1
Second Amendment to Restated and Amended License Agreement between Vanderbilt University and Nephrogenex, Inc., effective as of March 16, 2015 (incorporated by reference to Exhibit 10.8.5 of the Company's Registration Statement on Form S-1 (file No. 333-203530), as amended, filed with the SEC on April 30, 2015)

31.1*
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

*Filed herewith
**Furnished herewith

+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) the  Statements of Cash Flows and (iv) and related notes to these financial statements.

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

NEPHROGENEX, INC.
(Registrant)

Date: May 13, 2015	By:	/s/ Pierre Legault
Pierre Legault Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	By:	/s/ John P. Hamill
John P. Hamill Chief Financial Officer (Principal Financial and Accounting Officer)