Form 10-Q
period 2015-06-30
NephroGenex, Inc.
filed 2015-08-12
CIK 1338095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2015 was 10,478,614.

NephroGenex, Inc.

Form 10-Q
For the Three and Six Months Ended June 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

NephroGenex, Inc.

Balance Sheets
(in thousands except share and per share information)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,195	$13,978
Short-term investments	8,675	14,698
Prepaid expenses and other assets	1,029	309
Total current assets	19,899	28,985
Deferred offering costs	392	—
Property and equipment, net	38	36
Other assets	301	210
Total assets	$20,630	$29,231

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,930	$1,750
Accrued and other liabilities	3,501	1,405
Current portion of note payable	1,468	293
Total current liabilities	6,899	3,448
Note payable, less current portion	5,346	6,442
Other long-term liabilities	22	10
Total liabilities	12,267	9,900
Stockholders’ equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized; 8,865,114 and 8,862,114 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	9	9
Additional paid-in capital	77,731	77,149
Accumulated other comprehensive loss	(6)	(8)
Accumulated deficit	(69,371)	(57,819)
Total stockholders’ equity	8,363	19,331
Total liabilities and stockholders’ equity	$20,630	$29,231

(See accompanying Notes to Financial Statements)

NephroGenex, Inc.

Statements of Comprehensive Loss
(in thousands except share and per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses:
Research and development	$4,240	$3,875	$7,609	$4,332
General and administrative	2,002	1,560	3,672	2,595
Total expenses	6,242	5,435	11,281	6,927

Loss from operations	(6,242)	(5,435)	(11,281)	(6,927)
Other income (expense):
Change in value of preferred stock warrants	—	—	—	(140)
Interest expense	(141)	—	(284)	(78)
Interest income	4	12	13	22
Net loss	$(6,379)	$(5,423)	$(11,552)	$(7,123)

Net loss per share – basic and diluted	$(0.72)	$(0.61)	$(1.30)	$(1.06)

Weighted average shares outstanding – basic and diluted	8,864,603	8,855,114	8,863,868	6,733,095

Other comprehensive loss:
Net loss	$(6,379)	$(5,423)	$(11,552)	$(7,123)
Unrealized gain/(loss) on short-term investments	(5)	(37)	2	(37)
Comprehensive loss	$(6,384)	$(5,460)	$(11,550)	$(7,160)

(See accompanying Notes to Financial Statements)

NephroGenex, Inc.

Statement of Stockholders’ Equity

(in thousands except share information)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2014	8,862,114	$9	$77,149	$(8)	$(57,819)	$19,331
Issuance of common stock for restricted stock units (unaudited)	3,000	—	—	—	—	—
Stock based compensation (unaudited)	—	—	582	—	—	582
Other comprehensive income (unaudited)	—	—	—	2	—	2
Net loss (unaudited)	—	—	—	—	(11,552)	(11,552)
Balance at June 30, 2015 (unaudited)	8,865,114	$9	$77,731	$(6)	$(69,371)	$8,363

(See accompanying Notes to Financial Statements)

NephroGenex, Inc.

Statements of Cash Flows
(in thousands except share and per share information)

	Six Months Ended
	June 30,
	2015	2014
	(unaudited)	(unaudited)
Operating activities
Net loss	$(11,552)	$(7,123)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	5	1
Loss on disposal of fixed assets	3	—
Change in fair value of preferred stock warrants	—	140
Non-cash interest expense	89	78
Accretion of premium on investment activities	28	12
Accrued interest receivable	33	1
Stock based compensation expense	582	540
Changes in operating assets and liabilities
Prepaid expenses and other assets	(820)	(601)
Accounts payable, accrued and other liabilities	1,931	1,294
Net cash and cash equivalents used in operating activities	(9,701)	(5,658)

Investing activities
Purchases of investments	(8,682)	(18,316)
Sales of short-term investments	14,646	—
Property and equipment purchases	(10)	(2)
Net cash and cash equivalents provided by (used in) investing activities	5,954	(18,318)

Financing activities
Deferred offering costs	(36)	(3,737)
Proceeds from issuance of common stock	—	37,200
Net cash and cash equivalents provided by (used in) financing activities	(36)	33,463
Net increase (decrease) in cash and cash equivalents	(3,783)	9,487
Cash and cash equivalents at beginning of period	13,978	2,132
Cash and cash equivalents at end of period	$10,195	$11,619

Supplemental disclosure of noncash investing and financing activities
Unrealized gain (loss) on investments	$2	$(13)
Conversion of convertible notes payable, accrued interest, preferred stock and warrants into common stock	$—	$15,793
Deferred offering costs included in accrued and other liabilities	$356	$—

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

The Company’s primary efforts to date have been devoted to raising capital, recruiting senior management and staff and conducting research and development activities. The Company has experienced net losses since its inception and, as of June 30, 2015, had an accumulated deficit of $69.4 million.

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

Reverse Stock Split

On February 6, 2014, the Company effected a 1-for-6.5 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the conversion ratio for the Company’s outstanding Series A Preferred Stock. All share and per share amounts for the six month period ended June 30, 2014 and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split and adjustment of the preferred share conversion ratios.

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

Investments

The Company invests in money market funds and certificates of deposits and considers all investments purchased with original maturity dates greater than three months and less than one year to be short-term investments. Those investments with original maturity dates greater than one year are considered to be long-term investments. As of June 30, 2015, all investments were classified as available-for-sale and had original maturity dates less than one year. These investments are carried at estimated fair value with unrealized gains and losses included in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income.

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

Fair Value of Financial Instruments

As of June 30, 2015, financial instruments consist of cash and cash equivalents, short-term investments, a note payable and accounts payable.

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

The Company targets investments principally in Level 1 and Level 2 cash equivalents and financial instruments and records them at FV. The Company did not rely on Level 3 inputs for the valuation of any investments at June 30, 2015 or December 31, 2014. The Company expects that the carrying values of cash equivalents will approximate FV because of their short maturities.

The Company classifies as Level 2 investments in certificates of deposits and values them using the market approach based on significant other observable inputs including quoted prices in active markets for instruments that are similar or quoted prices in markets that are not traded on a daily basis for identical or similar instruments.

The following table sets forth our financial instruments carried at FV within the ASC 820 hierarchy and using the lowest level of input as of June 30, 2015:

		Quoted Prices
		in Active	Significant
(in thousands)		Markets	Other	Significant
	Balance	For Identical Assets	Observable Inputs	Unobservable Inputs
Assets:	June 30, 2015	Level 1	Level 2	Level 3
Certificates of Deposit	$14,226	$—	$14,226	$—
	$14,226	$—	$14,226	$—

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

The following table sets forth the computation of basic and diluted net loss per share in thousands, except share and per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Historical
Numerator:
Net loss	$(6,379)	$(5,423)	$(11,552)	$(7,123)
Denominator:
Weighted average common shares outstanding	8,864,603	8,855,114	8,863,868	6,733,095
Net loss per share-basic and diluted	$(0.72)	$(0.61)	$(1.30)	$(1.06)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Common stock options	1,381,921	816,695	1,327,149	749,225
Restricted stock units	14,750	24,000	15,500	24,000
Common stock warrants	118,603	62,000	118,603	46,586

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

4. Balance Sheet Items

Investments
The following table summarizes the Company's available-for-sale investments as of June 30, 2015 (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
Short-term Investments	(in years)	Cost	Gains	Loss	Fair Value
Certificates of Deposit	1 or less	8,681	—	(6)	8,675
Total Investments		$8,681	$—	$(6)	$8,675

The following table summarizes the Company's available-for-sale investments as of December 31, 2014 (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
Short-term Investments	(in years)	Cost	Gains	Loss	Fair Value
Certificates of Deposit	1 or less	14,706	—	(8)	14,698
Total Investments		$14,706	$—	$(8)	$14,698

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

Accrued Liabilities

Accrued liabilities were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Accrued clinical trial expenses	$2,330	$393
Accrued compensation	523	909
Other accruals	648	103
Total	$3,501	$1,405

5. License Agreements

The University of South Carolina Research Foundation, Corp.

During 2007, the Company licensed certain technology from the University of South Carolina Research Foundation, Corp. (“USCRF”) to the Company. The license gives the Company worldwide rights to use the technology as defined in the agreement. The agreement was amended in August 2013. The Company is obligated to pay an annual licensing fee of $120,000. Upon the achievement of certain defined product development milestones for diabetic neuropathy or hyperlipidemia, the Company would be obligated to make up to $6.1 million of payments to USCRF. The Company will be obligated to pay USCRF a one-time fee of $35,000 upon execution of a sublicense and would pay to USCRF 25% of any non-royalty sublicense payments received from a sub-licensee. The term of the agreement expires on the expiration of the underlying USCRF patents. The Company can terminate the license at any time upon three months prior written notice to USCRF. As of June 30, 2015, no development milestones have been paid or accrued nor does the Company expect to achieve any development milestones during the next few years. The Company paid $30,000 and $60,000 for each of the three month and six month periods ended June 30, 2015 and 2014, respectively for licensing fees due under this agreement.

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
Certain milestones can be paid in stock or are creditable against future royalties due based on net sales. As of June 30, 2015, no milestone or royalty payments have been paid or accrued.
6. Convertible Notes Payable

On February 14, 2014, in connection with the closing of the Company’s IPO, $7.9 million of convertible promissory notes and $728,000 of accrued interest were converted into 1,197,289 shares of common stock.

Interest expense for the three and six months ended June 30, 2015 and 2014 relating to the notes was approximately $0, and $78,000, respectively.

7. Term Loan
On November 20, 2014, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with East West Bank ("East West") for a term loan (the “Initial Term Loan”) with an aggregate principal amount of $7.0 million and, subject to the terms and conditions set forth in the agreement, a second term loan (the “Second Term Loan”) with an aggregate principal amount of $5.0 million. Each term loan shall accrue interest at a rate of 2.25% per annum plus the greater of 3.25% or the current prime rate. As of June 30, 2015, the interest rate on the loan was 5.5%. As security for its obligations under the Loan Agreement, the Company granted East West a lien on substantially all of its assets, including owned and licensed intellectual property.
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company's ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, or repurchase stock, in each case subject to customary exceptions for a loan facility of this size and type. In addition, the Loan Agreement contains customary events of default that entitle East West to cause any or all of the Company's indebtedness under the Loan Agreement to become immediately due and payable. The events of default include, among others, non-payment, inaccuracy of representations and warranties, covenant defaults, the occurrence of a material adverse effect (as defined in the Loan Agreement), cross-default to material agreements, cross-default to material indebtedness, bankruptcy and insolvency, material judgment defaults, discontinuation of the Phase 3 Pyridorin trial and defaults related to certain actions taken against the Company by the Food and Drug Administration or other equivalent governmental authority.
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
At the Company’s option, the Company had the ability to borrow the Second Term Loan on or before May 29, 2015, if the Company had met certain clinical milestones. The Company did not meet the clinical milestones for the Second Term Loan. However, the Company is discussing with East West amending the clinical milestones necessary for incurrence of the Second Term Loan. The Company may prepay each term loan in full with no prepayment penalty. Upon payment of the final monthly installment of the loan, or the remaining balance in the case of a prepayment, the Company would pay an end-of-term fee of approximately $60,000.
In connection with the Initial Term Loan, the Company issued warrants to purchase an aggregate of 56,603 shares of the Company's common stock at an exercise price of $4.24 per share. The warrants are immediately exercisable and will expire on November 20, 2021. The Company determined the fair value of the warrants to be $192,450 using the Black-Scholes pricing model and recorded the warrants as a debt discount to be amortized as interest expense over the term of the Initial Term Loan using the effective interest rate method. The Company also paid $50,000 in debt issuance costs, which were capitalized as a deferred asset and are being amortized over the expected remaining life of the loan using the effective interest method.
The Company recognized $141,000 and $284,000 in interest expense related to the term loan, including the amortization of the warrants, for the three and six month period ended June 30, 2015.

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
As of June 30, 2015, the following warrants to purchase common stock were outstanding:

		Exercise
Issuance Date	Shares	Price	Expiration
2/10/2014	62,000	$15.00	2/10/2018
11/20/2014	56,603	$4.24	11/20/2021
Total warrants outstanding	118,603

Common Stock

On February 14, 2014, the Company filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 100,000,000 shares of common stock, and 5,000,000 shares of undesignated preferred stock.

During the six month period ended June 30, 2015, the Company issued 3,000 shares of common stock to its chief executive officer for restricted stock units that vested during the period.

Shares Reserved for Future Issuance
The Company has reserved shares of its common stock for future issuance as follows:

June 30, 2015
Stock options outstanding	1,391,758
Shares available for grant under stock option plans	1,080,992
Restricted stock units	14,000
Common stock warrants	118,603
Total shares reserved for future issuance	2,605,353

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
On March 24, 2015, the Company’s Board of Directors adopted, and stockholders subsequently approved, an amendment to the Company's Amended and Restated 2007 Equity Incentive Plan, as amended (the “Stock Plan”) to increase the number of shares authorized for issuance of awards under the Stock Plan from 1,283,226 to an aggregate of 2,483,226 shares of common stock. As of June 30, 2015, there were 1,080,992 shares available for issuance under the Plan.

The table below summarizes stock option activity for the six month period ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2014	1,272,581	$4.19
Granted	171,370	7.31
Exercised	—	—
Expired	(1,260)	32.50
Forfeited	(50,933)	5.74
Outstanding as of June 30, 2015	1,391,758	$4.49
Exercisable as of June 30, 2015	646,543	$2.70

The weighted-average assumptions used in the Black-Scholes valuation model for equity awards granted during the three and six month periods ended June 30, 2015 and 2014 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	97.39%	80%	97.39%	80%
Expected dividends	—	—	—	—
Expected life in years	6	7	6	7
Risk-free interest rate	1.7%	2.05%	1.7%	2.14%

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

In November 2013, the Company issued 24,000 Restricted Stock Units (RSU) to its CEO in connection with his employment agreement. The RSU represent the right to receive shares of common stock, subject to the terms and conditions of a restricted stock unit agreement and grant notice and were not issued under the Plan. The RSU’s are subject to time-based vesting with 25% of the RSU’s vesting on October 21, 2014 and the remaining 75% vesting in equal monthly installments on the first day of each calendar month beginning on November 1, 2014. During the six month period ended June 30, 2015, the Company issued 3,000 shares of common stock for RSUs that vested during the period.

The Company recognized non-cash share-based compensation expense in its research and development and general and administrative expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Research and development	$61	$20	$131	$37
General and administrative	253	420	451	503
Total	$314	$440	$582	$540

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

Rent expense was approximately $29,000 and $55,000 for each of the three and six month periods ended June 30, 2015, respectively.

Rent expense was approximately $13,000 and $26,000 for each of the three and six month periods ended June 30, 2014, respectively.

10. Related Party Transactions

Prior to June 30, 2014, the Company reimbursed Care Capital, LLC (“Care”), an affiliate of the majority shareholder of the Company, for services of a Care employee and reimbursed Care for such personnel services incurred by Care on behalf of the Company. Total expense recognized in operating results for the three and six month periods ended June 30, 2014 in connection with services provided by Care was $50,000 and $70,000, respectively.

11. Subsequent Event - Sale of Common Stock

On July 16, 2015, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to $7.5 million of equity or other securities. On July 22, 2015, the Company sold 1,500,000 shares of its common stock and warrants to purchase 1,500,000 shares of common stock at a combined price to the public of $5.00 per share and accompanying warrant. The warrants are immediately exercisable at a price of $6.25 per share and expire on July 22, 2020, 5 years from the date of issuance. The Company granted a 45-day option to the representatives of the underwriters to purchase up to 225,000 additional shares of common stock at a purchase price to the public of $4.99 per share and/or additional warrants to purchase up to 225,000 shares of common stock at a purchase price to the public of $0.01 per warrant to cover over-allotments. Concurrent with closing of the offering, the underwriters exercised their option to purchase 225,000 warrants for $0.01 per share for total gross proceeds to the Company of approximately $2,250. On July 31, 2015, the underwriters exercised their option to purchase 112,500 shares to cover over-allotments at $4.99 per share for total gross proceeds of $561,375. The Company raised approximately $7.1 million in net proceeds from these transactions after deducting underwriting discounts and commissions and estimated offering expenses of approximately $1.0 million.

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

We have devoted substantially all of our resources to development efforts relating to our product candidate, including conducting clinical trials of our product candidate, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through proceeds from public offerings of our common stock and the private placement of preferred stock, common stock, convertible notes and a term loan. In February 2014, we completed our initial public offering, or IPO, pursuant to a registration statement on Form S-1, and raised approximately $33.4 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses. On July 22, 2015 we completed a public offering of stock pursuant to a registration statement on Form S-1, and raised approximately $7.1 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses.

We have incurred net losses in each year since our inception in 2004. Our net losses for the six months ended June 30, 2015 and 2014 were $11.6 million and $7.1 million, respectively. As of June 30, 2015, we had an accumulated deficit of approximately $69.4 million. Our net losses have resulted primarily from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations and from changes in the value of our preferred stock warrant liability which was settled in February 2014 upon completion of our IPO.

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

•	continue the development of an intravenous formulation of Pyridorin for the treatment of AKI;

•	seek to obtain regulatory approvals for Pyridorin;

•	outsource the commercial manufacturing of Pyridorin for any indications for which we receive regulatory approval;

•	contract with third parties for the sales, marketing and distribution of Pyridorin for any indications for which we receive regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and development efforts;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and

•	continue to operate as a public company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Direct research and development expense	$3,558	$3,439	$6,249	$3,493
Personnel costs	542	400	1,111	770
Indirect research and development expense	140	36	249	69
Total research and development expense	$4,240	$3,875	$7,609	$4,332

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

Pyridorin

Our research and development resources are primarily focused on the Phase 3 Pyridorin program and our other planned clinical and nonclinical studies for AKI and other work needed to submit Pyridorin for the treatment of diabetic nephropathy in patients with type 2 diabetes for regulatory approval in the United States and Europe. We have incurred and expect to continue to incur expense in connection with these efforts, including:

•	working with our CROs to complete our Phase 3 clinical program;

•	working with third-party service providers to produce sufficient clinical trial supply for our Phase 3 clinical program and other contemplated trials; and

•	working with our clinical nephrology academic research organization that provides scientific and clinical oversight on the conduct of the Pyridorin Phase 3 program.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and the Three Months Ended June 30, 2014

The following table summarizes our results of operations for each of the three months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Dollar
(in thousands)	2015	2014	Change	% Change
Expenses:
Research and development	$4,240	$3,875	$365	9.4%
General and administrative	2,002	1,560	442	28.3%
Loss from operations	(6,242)	(5,435)	(807)	14.8%
Other income (expense):
Interest expense	(141)	—	(141)	—%
Interest income	4	12	(8)	(66.7)%
Net loss	$(6,379)	$(5,423)	$(956)	17.6%

Research and Development Expenses

Research and development expenses were approximately $4.2 million and $3.9 million for the three months ended June 30, 2015 and 2014, respectively. The increase in research and development expense is primarily due to pre-clinical development activities for Pyridorin for the treatment of AKI and an increase in personnel-related expenses as a result of an increase in headcount.

General and Administrative Expenses

General and administrative expenses were approximately $2.0 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses was primarily a result of an increase in our legal fees incurred for public company activities and consulting fees incurred for completion of a Pyridorin marketing study.

Other Income (Expense)

Interest income for the three months ended June 30, 2015 and 2014 was approximately $4,000 and $12,000, respectively from interest received on our cash, cash equivalents and investments. Interest expense for the three months ended June 30, 2015 was for interest on our term loan.

Comparison of the Six Months Ended June 30, 2015 and the Six Months Ended June 30, 2014

The following table summarizes our results of operations for each of the six months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Dollar
(in thousands)	2015	2014	Change	% Change
Expenses:
Research and development	$7,609	$4,332	$3,277	75.6%
General and administrative	3,672	2,595	1,077	41.5%
Loss from operations	(11,281)	(6,927)	(4,354)	62.9%
Other income (expense):
Change in value of preferred stock warrants	—	(140)	140	(100.0)%
Interest expense	(284)	(78)	(206)	264.1%
Interest income	13	22	(9)	(40.9)%
Net loss	$(11,552)	$(7,123)	$(4,429)	62.2%

Research and Development Expenses

Research and development expenses were approximately $7.6 million and $4.3 million for the six months ended June 30, 2015 and 2014, respectively. The $3.3 million increase in research and development expense is primarily due to our Phase 3 clinical development activities for Pyridorin, pre-clinical development activities for Pyridorin for the treatment of AKI and an increase in personnel-related expenses as a result of an increase in headcount.

General and Administrative Expenses

General and administrative expenses were approximately $3.7 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively. The $1.1 million increase in general and administrative expenses was primarily a result of an increase in our corporate governance expenses including an increase in our legal fees incurred for public company activities and consulting fees incurred for completion of a Pyridorin marketing study.

Other Income (Expense)

Interest income for the six months ended June 30, 2015 and 2014, was approximately $13,000 and $22,000 respectively, from interest received on our cash, cash equivalents and investments. Interest expense for the six months ended June 30, 2015 was for interest on our term loan. Interest expense for the six months ended June 30, 2014, was for interest accrued on our convertible promissory notes, which were converted into common stock upon closing of our IPO in February 2014. The change in FV of our preferred stock warrant liability for the six months ended June 30, 2014 was $140,000. The preferred stock warrant liability was settled upon the closing of our IPO.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since inception and as of June 30, 2015, we had an accumulated deficit of approximately $69.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock, preferred stock and promissory notes. As of June 30, 2015, we had cash and cash equivalents and short-term investments of approximately $18.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash, money market bank accounts, and certificates of deposits held at various banks that do not exceed the Federal Deposit Insurance Corporation insurance limit.

On February 14, 2014, we completed an IPO and sold 3,100,000 shares of common stock at a price of $12.00 per share for total gross proceeds of $37.2 million, less underwriting discounts, commissions and offering expenses totaling $3.8 million.

On July 22, 2015, we completed a public offering of common stock and sold 1,500,000 shares of common stock and warrants to purchase common stock at a price of $5.00 per share and accompnaying warrant for total gross proceeds of $7.5 million. Concurrent with closing of the offering, the underwriters exercised their option to purchase 225,000 warrants for $0.01 per share for a total gross proceeds to the Company of approximately $2,250. On July 31, 2015, the underwriters partially exercised their over-allotment to purchase 112,500 shares of common stock at $4.99 per share for total gross proceeds of $561,375. Total net proceeds from the public offering were approximately $7.1 million after deducting underwriting discounts, commissions and offering expenses of approximately $1.0 million.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$(9,701)	$(5,658)
Investing activities	5,954	(18,318)
Financing activities	(36)	33,463
Net increase (decrease) in cash and cash equivalents	$(3,783)	$9,487

Operating Activities.

Net cash used in operating activities for the six months ended June 30, 2015 was $9.7 million primarily due to our net losses from the operation of our business of $11.6 million, including expenses incurred for the development of Pyridorin, partially offset by changes in working capital including an increase in our accrued liabilities, and non-cash charges, including non-cash interest expense for our term loan and stock-based compensation expense. Cash used in operating activities for the six months ended June 30, 2014 was $5.7 million primarily related to our net loss of $7.1 million during such period, and changes in working capital, partially offset by non-cash charges including interest for our convertible notes, stock-based compensation expense and changes in our preferred stock warrant liability.

Investing Activities.  Net cash provided by investing activities during the six months ended June 30, 2015 was primarily related to the sale of available-for-sale investments. Net cash used in investing activities during the six months ended June 30, 2014 was primarily related to the purchase of available-for-sale investments.

 Financing Activities.  Cash used in financing activities for the six months ended June 30, 2015 was for costs incurred for our offering of common stock which closed on July 22, 2015. Net cash provided by financing activities for the six months ended June 30, 2014 consisted of approximately $33.4 million in net proceeds received from the issuance of common stock in our IPO.

Credit Facilities

On November 20, 2014, we entered into a Loan Agreement with East West, pursuant to which East West agreed to extend the Initial Term Loan to us with an aggregate principal amount of $7.0 million and, subject to the terms and conditions set forth in the Loan Agreement, a Second Term Loan with an aggregate principal amount of $5.0 million. Each term loan shall accrue interest at a rate of 2.25% per annum plus the greater of 3.25% or the current prime rate. As of June 30, 2015, the interest rate on the loan was 5.5%. As security for our obligations under the Loan Agreement, we granted East West a lien on substantially all of our assets, including owned and licensed intellectual property.

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

As of June 30, 2015, $7.0 million of principal remains outstanding on the loan.

At our option, we had the ability to borrow the Second Term Loan on or before May 29, 2015, if we had met certain milestones for enrollment and recruitment of Phase 3 Pyridorin trial patients and achieved positive TQT cardiac safety study results. We may prepay each term loan in full with no prepayment penalty. As of the date hereof, we did not meet the clinical milestones for the Second Term Loan. However, we are discussing amending the clinical milestones with East West for incurrence of the Second Term Loan.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, or repurchase stock, in each case subject to customary exceptions for a loan facility of this size and type. In addition, the Loan Agreement contains customary events of default that entitle East West to cause any or all of our indebtedness under the Loan Agreement to become immediately due and payable. The events of default include, among others, non-payment, inaccuracy of representations and warranties, covenant defaults, the occurrence of a material adverse effect (as defined in the Loan Agreement), cross-default to material agreements, cross-default to material indebtedness, bankruptcy and insolvency, material judgment defaults, discontinuation of the Phase 3 Pyridorin trial and defaults related to certain actions taken against us by the FDA or other equivalent governmental authority.

As of June 30, 2015, we were in compliance with all covenants under the Loan Agreement.

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

Based upon our current operating plan and approximately $33.4 million of net proceeds received from our IPO completed in February 2014, $6.9 million received from our term loan and approximately $7.1 million received from our recent sale of common stock, we believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into early 2016. We intend to devote our cash to fund our Phase 3 Pyridorin program and our planned clinical trials and nonclinical studies and other work needed to submit applications for Pyridorin for the treatment of diabetic nephropathy in patients with type 2 diabetes for regulatory approval in the United States and Europe; to fund the pre-IND work for the program on an intravenous formulation of Pyridorin for AKI; and for general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our cash and cash equivalents and short-term investments as of June 30, 2015, consisted primarily of cash, cash equivalents, money market funds and certificates of deposits. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

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
     As of June 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as disclosed below, there have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2015.

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

We may experience challenges as certain executive roles are being changed.

        Dr. J. Wesley Fox has less management responsibility, focusing instead on strategy, strategic products, a Scientific Advisory Board, investor relations and other activities. Dr. Jaikrishna Patel serves as our Chief Medical Officer effective as of July 27, 2015.

As such, he will have a significant role in our PIONEER clinical trial program. He also focuses on new areas and is taking over the activities recently performed by contractors and consultants.

        If either Dr. Fox or Dr. Patel ceases to fulfill his respective new responsibilities, our business, financial condition and results of operations could be materially and adversely affected. Additionally, we cannot provide any assurance that this transitional period will not result in a disruption that adversely impacts our business and employee morale.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
We completed a public offering of common stock that was effected through a Registration Statement on Form S-1 (File No. 333-205709) that was declared effective by the SEC on July 16, 2015, which registered an aggregate of 1,500,000 shares of our common stock and warrants to purchase 1,500,000 shares of common stock at an aggregate gross offering price to the public of $7.5 million. All of the 1,500,000 shares of common stock registered under the Registration Statement were sold at a price to the public of $5.00 per share and accompanying warrant. The offering closed on July 22, 2015. We granted a 45-day option to the representatives of the underwriters to purchase up to 225,000 additional shares of common stock at a purchase price to the public of $4.99 per share and/or additional warrants to purchase up to 225,000 shares of common stock at a purchase price to the public of $0.01 per warrant to cover over-allotments. On July 22, 2015, the underwriters partially exercised their over-allotment option and purchased an additional 225,000 warrants for aggregate gross proceeds of $2,250. The warrants have an exercise price of $6.25 per share and expire on July 22, 2020. On July 31, 2015, the underwriters partially exercised their over-allotment option and purchased an additional 112,500 shares of common stock at $4.99 per share for aggregate gross proceeds of $561,375. Aegis Corp. acted as sole book-running manager for the offering. There were no selling stockholders in the offering.
Net proceeds received were approximately $7.1 million, after underwriting fees and estimated offering expenses of approximately $1.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We intend to use the net proceeds received from this offering for working capital and general corporate purposes.
There has been no material change in our planned use of proceeds from the public offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) on July 17, 2015.
 In November 2013, we issued 24,000 Restricted Stock Units (RSUs) to our CEO in connection with his employment agreement. The RSUs represent the right to receive shares of common stock, subject to the terms and conditions of a restricted stock unit agreement and grant notice, and were not issued under our Stock Plan. The RSUs are exempt from registration pursuant to Rule 701 under the Securities Act. The RSUs are subject to time-based vesting with 25% of the RSU’s vesting on October 21, 2014 and the remaining 75% vesting in equal monthly installments on the first day of each calendar month beginning on November 1, 2014.  During the six month period ended June 30, 2015, we issued 3,000 shares of common stock for RSUs that vested during the period.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on July 22, 2015).
10.1#*	Executive Employment Agreement between the Registrant and Jaikrishana Patel, dated July 2, 2015.
10.2
At Market Sales Agreement, dated as of August 7, 2015 between the registrant and MLV & CO. LLC (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 7, 2015).

10.3#
Consulting Agreement by and between the Registrant and J. Wesley Fox, Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 6, 2015).

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

#Indicates management contract or compensatory plan
*Filed herewith
**Furnished herewith

+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) the  Statements of Cash Flows and (iv) and related notes to these financial statements.

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

NEPHROGENEX, INC.
(Registrant)

Date: August 12, 2015	By:	/s/ Pierre Legault
Pierre Legault Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2015	By:	/s/ John P. Hamill
John P. Hamill Chief Financial Officer (Principal Financial and Accounting Officer)