Form 10-Q
period 2015-09-30
NephroGenex, Inc.
filed 2015-11-12
CIK 1338095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2015 was 12,944,518.

NephroGenex, Inc.

Form 10-Q
For the Three and Nine Months Ended September 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

NephroGenex, Inc.

Balance Sheets
(in thousands except share and per share information)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$19,250	$13,978
Restricted cash	25	—
Short-term investments	1,652	14,698
Prepaid expenses and other assets	874	309
Total current assets	21,801	28,985
Property and equipment, net	41	36
Other assets	298	210
Total assets	$22,140	$29,231

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,279	$1,750
Accrued and other liabilities	1,554	1,405
Current portion of note payable	2,060	293
Total current liabilities	5,893	3,448
Note payable, less current portion	4,792	6,442
Other long-term liabilities	23	10
Total liabilities	10,708	9,900
Stockholders’ equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized; 10,742,387 and 8,862,114 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	11	9
Additional paid-in capital	86,140	77,149
Accumulated other comprehensive loss	(1)	(8)
Accumulated deficit	(74,718)	(57,819)
Total stockholders’ equity	11,432	19,331
Total liabilities and stockholders’ equity	$22,140	$29,231

(See accompanying Notes to Financial Statements)

NephroGenex, Inc.

Statements of Comprehensive Loss
(in thousands except share and per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses:
Research and development	$3,597	$3,077	$11,206	$7,409
General and administrative	1,612	1,350	5,284	3,945
Total expenses	5,209	4,427	16,490	11,354

Loss from operations	(5,209)	(4,427)	(16,490)	(11,354)
Other income (expense):
Change in value of preferred stock warrants	—	—	—	(140)
Interest expense	(142)	—	(426)	(78)
Interest income	4	12	17	34
Net loss	$(5,347)	$(4,415)	$(16,899)	$(11,538)

Net loss per share – basic and diluted	$(0.53)	$(0.50)	$(1.82)	$(1.55)

Weighted average shares outstanding – basic and diluted	10,165,618	8,855,114	9,302,550	7,448,208

Other comprehensive loss:
Net loss	$(5,347)	$(4,415)	$(16,899)	$(11,538)
Unrealized gain/(loss) on short-term investments	5	24	7	(13)
Comprehensive loss	$(5,342)	$(4,391)	$(16,892)	$(11,551)

(See accompanying Notes to Financial Statements)

NephroGenex, Inc.

Statement of Stockholders’ Equity

(in thousands except share information)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2014	8,862,114	$9	$77,149	$(8)	$(57,819)	$19,331
Issuance of common stock for restricted stock units (unaudited)	4,500	—	—	—	—	—
Issuance of common stock in public offering, including warrants, net of offering expenses of $964,000 (unaudited)	1,612,500	2	7,097	—	—	7,099
Issuance of common stock in at-the-market public offering , net of offering expenses of $94,000	263,273	—	979	—	—	979
Stock-based compensation (unaudited)	—	—	915	—	—	915
Other comprehensive income (unaudited)	—	—	—	7	—	7
Net loss (unaudited)	—	—	—	—	(16,899)	(16,899)
Balance at September 30, 2015 (unaudited)	10,742,387	$11	$86,140	$(1)	$(74,718)	$11,432

(See accompanying Notes to Financial Statements)

NephroGenex, Inc.

Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
	(unaudited)	(unaudited)
Operating activities
Net loss	$(16,899)	$(11,538)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	8	2
Loss on disposal of fixed assets	2	—
Change in fair value of preferred stock warrants	—	140
Non-cash interest expense	149	78
Accretion of premium on investment activities	36	41
Accrued interest receivable	49	1
Stock-based compensation expense	915	727
Changes in operating assets and liabilities
Prepaid expenses and other assets	(684)	(499)
Accounts payable, accrued and other liabilities	691	2,136
Net cash and cash equivalents used in operating activities	(15,733)	(8,912)

Investing activities
Change in restricted cash	(25)	—
Purchases of investments	(10,335)	(21,994)
Sales of short-term investments	23,303	3,333
Property and equipment purchases	(16)	(6)
Net cash and cash equivalents provided by (used in) investing activities	12,927	(18,667)

Financing activities
Deferred offering costs	—	(3,737)
Proceeds from issuance of common stock and warrants	8,078	37,200
Net cash and cash equivalents provided by financing activities	8,078	33,463
Net increase in cash and cash equivalents	5,272	5,884
Cash and cash equivalents at beginning of period	13,978	2,132
Cash and cash equivalents at end of period	$19,250	$8,016

Supplemental disclosure of noncash investing and financing activities
Unrealized gain (loss) on investments	$7	$(13)
Conversion of convertible notes payable, accrued interest, preferred stock and warrants into common stock	$—	$15,793

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

The Company’s primary efforts to date have been devoted to raising capital, recruiting senior management and staff and conducting research and development activities. The Company has experienced net losses since its inception and, as of September 30, 2015, had an accumulated deficit of $74.7 million.

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

Reverse Stock Split

On February 6, 2014, the Company effected a 1-for-6.5 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the conversion ratio for the Company’s outstanding Series A Preferred Stock. All share and per share amounts for the nine month period ended September 30, 2014 and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split and adjustment of the preferred share conversion ratios.

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

Restricted Cash

Restricted cash consists of deposits held by a financial institution as collateral for the Company's corporate credit card.

Investments

The Company invests in money market funds and certificates of deposits and considers all investments purchased with original maturity dates greater than three months and less than one year to be short-term investments. Those investments with original maturity dates greater than one year are considered to be long-term investments. As of September 30, 2015, all investments were classified as available-for-sale and had original maturity dates less than one year. These investments are carried at estimated fair value with unrealized gains and losses included in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income.

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

Fair Value of Financial Instruments

As of September 30, 2015, financial instruments consist of cash and cash equivalents, short-term investments, a note payable and accounts payable.

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

The Company targets investments principally in Level 1 and Level 2 cash equivalents and financial instruments and records them at FV. The Company did not rely on Level 3 inputs for the valuation of any investments at September 30, 2015 or December 31, 2014. The Company expects that the carrying values of cash equivalents will approximate FV because of their short maturities.

The Company classifies as Level 2 investments in certificates of deposits and values them using the market approach based on significant other observable inputs including quoted prices in active markets for instruments that are similar or quoted prices in markets that are not traded on a daily basis for identical or similar instruments.

The following table sets forth our financial instruments carried at FV within the ASC 820 hierarchy and using the lowest level of input as of September 30, 2015:

		Quoted Prices
		in Active	Significant
(in thousands)		Markets	Other	Significant
	Balance	For Identical Assets	Observable Inputs	Unobservable Inputs
Assets:	September 30, 2015	Level 1	Level 2	Level 3
Certificates of Deposit	$8,185	$—	$8,185	$—
	$8,185	$—	$8,185	$—

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
The Company has also granted stock options to nonemployees. Grants to non employees are accounted for in accordance with Accounting Standards Codification ("ASC") 505-50 Equity – Based Payments to Non-Employees. The Company determines the fair value of share based awards granted to nonemployees similar to the way fair value of awards are determined for employees except that certain assumptions used in the Black-Scholes option-pricing model, such as expected life of the option, may be different and the fair value of each award is adjusted at the end of each period for any change in fair value from the previous valuation until the award vests.

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

The following table sets forth the computation of basic and diluted net loss per share in thousands, except share and per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Historical
Numerator:
Net loss	$(5,347)	$(4,415)	$(16,899)	$(11,538)
Denominator:
Weighted average common shares outstanding	10,165,618	8,855,114	9,302,550	7,448,208
Net loss per share-basic and diluted	$(0.53)	$(0.50)	$(1.82)	$(1.55)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Common stock options	1,424,329	874,278	1,359,899	792,316
Restricted stock units	13,250	24,000	14,750	24,000
Common stock warrants	1,449,853	62,000	567,229	51,780

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

4. Balance Sheet Items

Investments
The following table summarizes the Company's available-for-sale investments as of September 30, 2015 (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
Short-term Investments	(in years)	Cost	Gains	Loss	Fair Value
Certificates of Deposit	1 or less	1,653	—	(1)	1,652
Total Investments		$1,653	$—	$(1)	$1,652

The following table summarizes the Company's available-for-sale investments as of December 31, 2014 (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
Short-term Investments	(in years)	Cost	Gains	Loss	Fair Value
Certificates of Deposit	1 or less	14,706	—	(8)	14,698
Total Investments		$14,706	$—	$(8)	$14,698

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

Accrued Liabilities

Accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Accrued clinical trial expenses	$888	$393
Accrued compensation	630	909
Other accruals	36	103
Total	$1,554	$1,405

5. License Agreements

The University of South Carolina Research Foundation, Corp.

During 2007, the Company licensed certain technology from the University of South Carolina Research Foundation, Corp. (“USCRF”) to the Company. The license gives the Company worldwide rights to use the technology as defined in the agreement. The agreement was amended in August 2013. The Company is obligated to pay an annual licensing fee of $120,000. Upon the achievement of certain defined product development milestones for diabetic neuropathy or hyperlipidemia, the Company would be obligated to make up to $6.1 million of payments to USCRF. The Company will be obligated to pay USCRF a one-time fee of $35,000 upon execution of a sublicense and would pay to USCRF 25% of any non-royalty sublicense payments received from a sub-licensee. The term of the agreement expires on the expiration of the underlying USCRF patents. The Company can terminate the license at any time upon three months prior written notice to USCRF. As of September 30, 2015, no development milestones have been paid or accrued nor does the Company expect to achieve any development milestones during the next few years. The Company paid $30,000 and $90,000 for each of the three month and nine month periods ended September 30, 2015 and 2014, respectively, for licensing fees due under this agreement.

Vanderbilt University
During 2006, the Company entered into a licensing agreement with Vanderbilt University (“Vanderbilt”) for the rights to use certain technology. The agreement, as amended, requires the Company to make milestone payments totaling approximately $1.1 million in the event certain defined events occur. Should the Company successfully develop a product for AKI (or other indications that the Company is not currently pursuing) using the licensed technology, Vanderbilt will be due royalties based on net sales at a rate of 5%. The Company must also pay Vanderbilt 25% of non‑royalty sub‑licensee payments received from a sub‑licensee. Annual minimum royalties due under the licensing agreement are $10,000 and will increase to $25,000 when a claim in the licensed patent rights is issued in a major market country, as defined. The licensing agreement expires when the underlying patents to the licensed technology expire. The Company may terminate the agreement upon sixty days written notice to Vanderbilt.
Certain milestones can be paid in stock or are creditable against future royalties due based on net sales. As of September 30, 2015, no milestone or royalty payments have been paid or accrued.
6. Convertible Notes Payable

On February 14, 2014, in connection with the closing of the Company’s IPO, $7.9 million of convertible promissory notes and $728,000 of accrued interest were converted into 1,197,289 shares of common stock.

Interest expense for the nine months ended September 30, 2015 and 2014 relating to the notes was approximately $0 and $78,000, respectively.

7. Term Loan
On November 20, 2014, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with East West Bank ("East West") for a term loan (the “Initial Term Loan”) with an aggregate principal amount of $7.0 million and, subject to the terms and conditions set forth in the agreement, a second term loan (the “Second Term Loan”) with an aggregate principal amount of $5.0 million. Each term loan shall accrue interest at a rate of 2.25% per annum plus the greater of 3.25% or the current prime rate. As of September 30, 2015, the interest rate on the loan was 5.5%. As security for its obligations under the Loan Agreement, the Company granted East West a lien on substantially all of its assets, including owned and licensed intellectual property.
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
The Company recognized $142,000 and $426,000 in interest expense related to the term loan for the three and nine month periods ended September 30, 2015, respectively.

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

On July 22, 2015, the Company, in connection with the sale of common stock, issued warrants to purchase 1,725,000 shares of the Company's common stock at an exercise price of $6.25 per share. The warrants are immediately exercisable and expire on July 22, 2020.
As of September 30, 2015, the following warrants to purchase common stock were outstanding:

		Exercise
Issuance Date	Shares	Price	Expiration
2/10/2014	62,000	$15.00	2/10/2018
11/20/2014	56,603	$4.24	11/20/2021
7/22/2015	1,725,000	$6.25	7/22/2020
Total warrants outstanding	1,843,603

Common Stock

On February 14, 2014, the Company filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 100,000,000 shares of common stock, and 5,000,000 shares of undesignated preferred stock.

On July 22, 2015, the Company completed a public offering of common stock and sold 1,500,000 shares of common stock and warrants to purchase common stock at a price of $5.00 per share and accompanying warrant for total gross proceeds of $7.5 million. Concurrent with closing of the offering, the underwriters exercised their option to purchase 225,000 warrants for $0.01 per share for total gross proceeds to the Company of $2,250. On July 31, 2015, the underwriters partially exercised their over-allotment to purchase 112,500 shares of common stock at $4.99 per share for total gross proceeds of $561,375. Total net proceeds from the public offering were approximately $7.1 million after deducting underwriting discounts, commissions and offering expenses of approximately $1.0 million.

During the nine month period ended September 30, 2015, the Company issued 4,500 shares of common stock to its chief executive officer for restricted stock units that vested during the period.

At Market Issuance Sales Agreement

On August 7, 2015, the Company entered into an At Market Issuance Sales Agreement (the “Agreement”), with MLV & Co. LLC, as sales agent (“MLV”), pursuant to which the Company may offer and sell, from time to time, through MLV, shares of the Company’s common stock, (the “ATM Shares”), up to an aggregate offering price of $18.0 million. The Company intends to use the net proceeds received from any issuance of ATM shares under the Agreement for working capital and general corporate purposes.

Under the Agreement, MLV may sell the ATM Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NASDAQ Capital Market, on any other existing trading market for the ATM Shares or to or through a market maker. In addition, under the Agreement, MLV may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, MLV will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the NASDAQ Capital Market, to sell the ATM Shares from time to time, based upon the Company's instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose).

The Company is not obligated to make any sales of the ATM Shares under the Agreement. The offering of ATM Shares pursuant to the Agreement will terminate upon the earlier of (1) the sale of all of the ATM Shares subject to the Agreement or (2) the termination of the Agreement by MLV or the Company. The Company will pay MLV a commission of up to 3.0% of the gross sales price per ATM Share sold and has agreed to provide MLV with customary indemnification and contribution rights.

As of September 30, 2015, the Company had sold 263,273 ATM Shares of common stock at an average sales price of $4.07 per ATM Share for total net proceeds of approximately $1.0 million after deducting discounts and commissions and estimated offering expenses of approximately $94,000.

Shares Reserved for Future Issuance
The Company has reserved shares of its common stock for future issuance as follows:

September 30, 2015
Stock options outstanding	1,442,500
Shares available for grant under stock option plans	1,030,250
Restricted stock units	12,500
Common stock warrants	1,843,603
Total shares reserved for future issuance	4,328,853

Stock-Based Compensation

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
On March 24, 2015, the Company’s Board of Directors adopted, and stockholders subsequently approved, an amendment to the Company's Amended and Restated 2007 Equity Incentive Plan, as amended (the “Stock Plan”) to increase the number of shares authorized for issuance of awards under the Stock Plan from 1,283,226 to an aggregate of 2,483,226 shares of common stock. As of September 30, 2015, there were 1,030,250 shares available for issuance under the Plan.

The table below summarizes stock option activity for the nine month period ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2014	1,272,581	$4.19
Granted	317,550	6.08
Exercised	—	—
Expired	(4,865)	15.20
Forfeited	(142,766)	5.76
Outstanding as of September 30, 2015	1,442,500	4.46
Exercisable	688,969	$2.88

The weighted-average assumptions used in the Black-Scholes valuation model for equity awards granted during the three and nine month periods ended September 30, 2015 and 2014 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected volatility	95.94%	93.94%	96.72%	83.9%
Expected dividends	—	—	—	—
Expected life in years	5.8	6.3	5.9	6.8
Risk-free interest rate	1.70%	2.04%	1.70%	2.11%

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

In November 2013, the Company issued 24,000 Restricted Stock Units (RSU) to its CEO in connection with his employment agreement. The RSU represent the right to receive shares of common stock, subject to the terms and conditions of a restricted stock unit agreement and grant notice and were not issued under the Plan. The RSU’s are subject to time-based vesting with 25% of the RSU’s vesting on October 21, 2014 and the remaining 75% vesting in equal monthly installments on the first day of each calendar month beginning on November 1, 2014. During the nine month period ended September 30, 2015, the Company issued 4,500 shares of common stock for RSUs that vested during the period.

In accounting for stock options to non-employees, the fair value of services related to the options granted are generally recorded as an expense as these services are provided to the Company over the relating service periods. The Company re-measures any unvested, non-employee options to fair value at the end of each reporting period using the Black-Scholes pricing model.

The Company recognized non-cash share-based compensation expense in its research and development and general and administrative expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Research and development	$51	$40	$183	$77
General and administrative	281	147	732	650
Total	$332	$187	$915	$727

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

Rent expense was approximately $30,000 and $85,000 for each of the three and nine month periods ended September 30, 2015, respectively, and approximately $13,000 and $39,000 for each of the three and nine month periods ended September 30, 2014, respectively.

10. Related Party Transactions

Prior to June 30, 2014, the Company reimbursed Care Capital, LLC (“Care”), an affiliate of the majority shareholder of the Company, for services of a Care employee and reimbursed Care for such personnel services incurred by Care on behalf of the Company. Total expense recognized in operating results for the three and nine month periods ended September 30, 2014 in connection with services provided by Care was $0 and $70,000, respectively.

11. Subsequent Event - Issuance of Common Stock

From September 30, 2015 to November 10, 2015, the Company sold under the ATM sales agreement with MLV, 45,268 shares of common stock at an average gross sales price of $3.05 per share for total net proceed of approximately $133,000 after deducting commissions and other fees of approximately $5,000.

On November 6, 2015, the Company sold 2,156,863 shares of common stock pursuant to a securities purchase agreement to certain institutional investors at a purchase price of $2.55 per share for total gross proceeds of approximately $5.5 million. Pursuant to the securities purchase agreement, the Company issued the following warrants to purchase common stock:

Description	Warrants	Exercise Price	Date Exercisable	Expiration	Term
Series A Warrants	1,617,647	$3.56	May 6, 2016	November 6, 2021	5 years
Series B Warrants	2,156,863	$3.56	May 6, 2016	November 7, 2016	12 months + 1 day
Series C Warrants	2,156,863	$3.56	May 6, 2016	May 6, 2017	18 months
Series D Warrants	2,156,863	$3.56	May 6, 2016	July 6, 2016	8 months
Total	8,088,236

The warrants contain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 4.99%, or 9.99% upon notice to the Company, of the total number of shares of the Company’s common stock then issued and outstanding (which limit may be adjusted upon the request of the holder).

In connection with the transactions described above, the Company also entered into a registration rights agreement with the investors pursuant to which the Company agreed to register the shares of common stock acquired from the Company (including upon any exercise of the warrants). The Company is required to file a registration statement for the resale of such securities within 30 days following the closing date and to use its commercially reasonable efforts to cause each such registration statement to be declared effective no later than 90 days following the closing date (or 120 days following closing date, if the Securities and Exchange Commission determines to review the registration statement). The Company may incur liquidated damages if it does not meet certain deadlines with respect to its registration obligations under the agreement or if certain other events occur. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.

In addition, the Company issued warrants to purchase up to an aggregate of 107,843 share of common stock with the same terms as the Series A Warrants to H.C. Wainwright & Co., LLC and its representatives, as placement agent for the transaction.

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

We have devoted substantially all of our resources to development efforts relating to our product candidate, including conducting clinical trials of our product candidate, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through proceeds from public offerings of our common stock and the private placement of preferred stock, common stock, convertible notes and a term loan. In February 2014, we completed our initial public offering, or IPO, pursuant to a registration statement on Form S-1, and raised approximately $33.4 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses. On July 22, 2015, we completed a public offering of stock pursuant to a registration statement on Form S-1, and raised approximately $7.1 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses. In addition, during the third quarter of 2015, we raised approximately $1.0 million in net proceeds after deducting commissions and other fees, from an at-the-market equity offering of common stock.

We have incurred net losses in each year since our inception in 2004. Our net losses for the nine months ended September 30, 2015 and 2014 were $16.9 million and $11.5 million, respectively. As of September 30, 2015, we had an accumulated deficit of approximately $74.7 million. Our net losses have resulted primarily from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and have increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•
continue the development of our lead product candidate, Pyridorin, for the treatment of diabetic nephropathy in patients with type 2 diabetes including the completion of preclinical and Phase 3 clinical trial activities ;

•	continue the development of an intravenous formulation of Pyridorin for the treatment of AKI including pre-clinical and clinical development;

•	seek to obtain regulatory approvals for Pyridorin;

•	outsource the commercial manufacturing of Pyridorin for any indications for which we receive regulatory approval;

•	contract with third parties for the sales, marketing and distribution of Pyridorin for any indications for which we receive regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and development efforts;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and

•	continue to operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to completing the development and commercialization of Pyridorin or any other product candidate. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to complete our clinical development plan and develop other product candidates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Direct research and development expense	$3,065	$2,494	$9,314	$5,987
Personnel costs	421	485	1,532	1,255
Indirect research and development expense	111	98	360	167
Total research and development expense	$3,597	$3,077	$11,206	$7,409

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and the Three Months Ended September 30, 2014

The following table summarizes our results of operations for each of the three months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Dollar
(in thousands)	2015	2014	Change	% Change
Expenses:
Research and development	$3,597	$3,077	$520	16.9%
General and administrative	1,612	1,350	262	19.4%
Loss from operations	(5,209)	(4,427)	(782)	17.7%
Other income (expense):
Interest expense	(142)	—	(142)	—%
Interest income	4	12	(8)	(66.7)%
Net loss	$(5,347)	$(4,415)	$(932)	21.1%

Research and Development Expenses

Research and development expenses were approximately $3.6 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively. The increase in research and development expense is primarily due to pre-clinical development activities for Pyridorin for the treatment of AKI and an increase in costs associated with the manufacturing of clinical supplies.

General and Administrative Expenses

General and administrative expenses were approximately $1.6 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expenses was primarily a result of an increase in non-cash share-based compensation expense and other expenses related to our corporate governance activities.

Other Income (Expense)

Interest income for the three months ended September 30, 2015 and 2014 was approximately $4,000 and $12,000, respectively from interest received on our cash, cash equivalents and investments. Interest expense for the three months ended September 30, 2015 was for interest on our term loan.

Comparison of the Nine Months Ended September 30, 2015 and the Nine Months Ended September 30, 2014

The following table summarizes our results of operations for each of the nine months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Dollar
(in thousands)	2015	2014	Change	% Change
Expenses:
Research and development	$11,206	$7,409	$3,797	51.2%
General and administrative	5,284	3,945	1,339	33.9%
Loss from operations	(16,490)	(11,354)	(5,136)	45.2%
Other income (expense):
Change in value of preferred stock warrants	—	(140)	140	(100.0)%
Interest expense	(426)	(78)	(348)	446.2%
Interest income	17	34	(17)	(50.0)%
Net loss	$(16,899)	$(11,538)	$(5,361)	46.5%

Research and Development Expenses

Research and development expenses were approximately $11.2 million and $7.4 million for the nine months ended September 30, 2015 and 2014, respectively. The $3.8 million increase in research and development expense is primarily due to our Phase 3 clinical development activities for Pyridorin, pre-clinical development activities for Pyridorin for the treatment of AKI and an increase in personnel-related expenses for employees involved in our research and development activities.

General and Administrative Expenses

General and administrative expenses were approximately $5.3 million and $3.9 million for the nine months ended September 30, 2015 and 2014, respectively. The $1.4 million increase in general and administrative expenses was primarily a result of an increase in our corporate governance expenses including an increase in our legal fees incurred for public company activities and consulting fees incurred for completion of a Pyridorin marketing study.

Other Income (Expense)

Interest income for the nine months ended September 30, 2015 and 2014, was approximately $17,000 and $34,000 respectively, from interest received on our cash, cash equivalents and investments. Interest expense for the nine months ended September 30, 2015 was for interest on our term loan. Interest expense for the nine months ended September 30, 2014, was for interest accrued on our convertible promissory notes, which were converted into common stock upon closing of our IPO in February 2014. The change in fair value of our preferred stock warrant liability for the nine months ended September 30, 2014 was $140,000. The preferred stock warrant liability was settled upon the closing of our IPO.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since inception and as of September 30, 2015, we had an accumulated deficit of approximately $74.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock, preferred stock and promissory notes. As of September 30, 2015, we had cash and cash equivalents and short-term investments of approximately $20.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash, money market bank accounts, and certificates of deposits held at various banks that do not exceed the Federal Deposit Insurance Corporation insurance limit.

On February 14, 2014, we completed an IPO and sold 3,100,000 shares of common stock at a price of $12.00 per share for total gross proceeds of $37.2 million, less underwriting discounts, commissions and offering expenses totaling $3.8 million.

Sale of common stock in public offering

On July 22, 2015, we completed a public offering of common stock and sold 1,500,000 shares of common stock and warrants to purchase common stock at a price of $5.00 per share and accompanying warrant for total gross proceeds of $7.5 million. Concurrent with closing of the offering, the underwriters exercised their option to purchase 225,000 warrants for $0.01 per share for total gross proceeds to the Company of $2,250. On July 31, 2015, the underwriters partially exercised their over-allotment to purchase 112,500 shares of common stock at $4.99 per share for total gross proceeds of $561,375. Total net proceeds from the public offering were approximately $7.1 million after deducting underwriting discounts, commissions and offering expenses of approximately $1.0 million.

At Market Issuance Sales Agreement

On August 7, 2015, the Company entered into an At Market Issuance Sales Agreement (the “Agreement”), with MLV & Co. LLC, as sales agent (“MLV”), pursuant to which the Company may offer and sell, from time to time, through MLV, shares of the Company’s common stock, (the “ATM Shares”), up to an aggregate offering price of $18,000,000.0 million. The Company intends to use the net proceeds received from any issuance of ATM shares under the Agreement for working capital and general corporate purposes.

Under the Agreement, MLV may sell the ATM Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NASDAQ Capital Market, on any other existing trading market for the ATM Shares or to or through a market maker. In addition, under the Agreement, MLV may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, MLV will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the NASDAQ Capital Market, to sell the ATM Shares from time to time, based upon the Company's instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose).

The Company is not obligated to make any sales of the ATM Shares under the Agreement. The offering of ATM Shares pursuant to the Agreement will terminate upon the earlier of (1) the sale of all of the ATM Shares subject to the Agreement or (2) the termination of the Agreement by MLV or the Company. The Company will pay MLV a commission of up to 3.0% of the gross sales price per ATM Share sold and has agreed to provide MLV with customary indemnification and contribution rights.

As of September 30, 2015, the Company had sold 263,273 ATM Shares of common stock at an average sales price of $4.07 per ATM Share for total net proceeds of approximately $1.0 million after deducting discounts and commissions and estimated offering expenses of approximately $94,000.

Securities Purchase Agreement

On November 6, 2015, the Company sold 2,156,863 shares of common stock pursuant to a securities purchase agreement to certain institutional investors at a purchase price of $2.55 per share for total gross proceeds of approximately $5.5 million. Pursuant to the securities purchase agreement the Company issued the following warrants to purchase common stock:

Description	Warrants	Exercise Price	Date Exercisable	Expiration	Term
Series A Warrants	1,617,647	$3.56	May 6, 2016	November 6, 2021	5 years
Series B Warrants	2,156,863	$3.56	May 6, 2016	November 7, 2016	12 months + 1 day
Series C Warrants	2,156,863	$3.56	May 6, 2016	May 6, 2017	18 months
Series D Warrants	2,156,863	$3.56	May 6, 2016	July 6, 2016	8 months
Total	8,088,236

The warrants contain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 4.99%, or 9.99% upon notice to the

Company, of the total number of shares of the Company’s common stock then issued and outstanding (which limit may be adjusted upon the request of the holder).

In connection with the transactions described above, the Company also entered into a registration rights agreement with the investors pursuant to which the Company agreed to register the shares of Common Stock acquired from the Company (including upon any exercise of the warrants). The Company is required to file a registration statement for the resale of such securities within 30 days following the closing date and to use its commercially reasonable efforts to cause each such registration statement to be declared effective no later than 90 days following the closing date (or 120 days following closing date, if the Securities and Exchange Commission determines to review the registration statement). The Company may incur liquidated damages if it does not meet certain deadlines with respect to its registration obligations under the agreement or if certain other events occur. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.

In addition, the Company issued warrants to purchase up to an aggregate of 107,843 share of common stock with the same terms as the Series A Warrants to H.C. Wainwright & Co., LLC and its representatives, as placement agent for the offering.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$(15,733)	$(8,912)
Investing activities	12,927	(18,667)
Financing activities	8,078	33,463
Net increase in cash and cash equivalents	$5,272	$5,884

Operating Activities.

Net cash used in operating activities for the nine months ended September 30, 2015 was $15.7 million primarily due to our net losses from the operation of our business of $16.9 million, including expenses incurred for the development of Pyridorin, partially offset by changes in working capital including an increase in our accrued liabilities, and non-cash charges, including non-cash interest expense for our term loan and stock-based compensation expense. Cash used in operating activities for the nine months ended September 30, 2014 was $8.9 million primarily related to our net loss of $11.5 million during such period, and changes in working capital, partially offset by non-cash charges including interest for our convertible notes, stock-based compensation expense and changes in our preferred stock warrant liability.

Investing Activities.  Net cash provided by investing activities during the nine months ended September 30, 2015 was primarily related to the proceeds received from the sale of available-for-sale investments. Net cash used in investing activities during the nine months ended September 30, 2014 was primarily related to the purchase of available-for-sale investments.

 Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2015 consisted of approximately $8.1 million in net proceeds received from the sales of common stock. Net cash provided by financing activities for the nine months ended September 30, 2014 consisted of approximately $33.5 million in net proceeds received from the issuance of common stock in our IPO.

Credit Facilities

On November 20, 2014, we entered into a Loan Agreement with East West, pursuant to which East West agreed to extend the Initial Term Loan to us with an aggregate principal amount of $7.0 million and, subject to the terms and conditions set forth in the Loan Agreement, a Second Term Loan with an aggregate principal amount of $5.0 million. Each term loan shall accrue interest at a rate of 2.25% per annum plus the greater of 3.25% or the current prime rate. As of September 30, 2015, the interest rate on the loan was 5.5%. As security for our obligations under the Loan Agreement, we granted East West a lien on substantially all of our assets, including owned and licensed intellectual property.

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

As of September 30, 2015, $7.0 million of principal remains outstanding on the loan.

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

As of September 30, 2015, we were in compliance with all covenants under the Loan Agreement.

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

Based upon our current operating plan and approximately $33.5 million of net proceeds received from our IPO completed in February 2014, $6.9 million received from our term loan and approximately $13.2 million received from our recent sales of common stock, we believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into mid-2016. We intend to devote our cash to fund our Phase 3 Pyridorin program and our planned clinical trials and nonclinical studies and other work needed to submit applications for Pyridorin for the treatment of diabetic nephropathy in patients with type 2 diabetes for regulatory approval in the United States and Europe; to fund the pre-IND work for the program on an intravenous formulation of Pyridorin for AKI; and for general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•
the progress, costs, results of and timing of our pre-clinical and clinical development for our Pyridorin program for the treatment of diabetic nephropathy in patients with type 2 diabetes, and the pre-clinical and clinical development of an intravenous formulation of Pyridorin for AKI;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our cash and cash equivalents and short-term investments as of September 30, 2015, consisted primarily of cash, cash equivalents, money market funds and certificates of deposits. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

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
     As of September 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and contained in Item 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2015 and June 30, 2015 which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
We completed a public offering of common stock that was effected through a Registration Statement on Form S-1 (File No. 333-205709) that was declared effective by the SEC on July 16, 2015, which registered an aggregate of 1,500,000 shares of our common stock and warrants to purchase 1,500,000 shares of common stock at an aggregate gross offering price to the public of $7.5 million. All of the 1,500,000 shares of common stock registered under the Registration Statement were sold at a price to the public of $5.00 per share and accompanying warrant. The offering closed on July 22, 2015. We granted a 45-day option to the representatives of the underwriters to purchase up to 225,000 additional shares of common stock at a purchase price to the public of $4.99 per share and/or additional warrants to purchase up to 225,000 shares of common stock at a purchase price to the public of $0.01 per warrant to cover over-allotments. On July 22, 2015, the underwriters partially exercised their over-allotment option and purchased an additional 225,000 warrants for aggregate gross proceeds of $2,250. The warrants have an exercise price of $6.25 per share and expire on July 22, 2020. On July 31, 2015, the underwriters partially exercised their over-allotment option and purchased an additional 112,500 shares of common stock at $4.99 per share for aggregate gross proceeds of approximately $561,000. Aegis Corp. acted as sole book-running manager for the offering. There were no selling stockholders in the offering.
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
On November 6, 2015, we completed a private placement of common stock with certain institutional investors for the sale of 2,156,863 shares of common stock at $2.55 per share for total gross proceeds for approximately $5.5 million. In addition, we issued 8,196,079 warrants to purchase common stock for a exercise price of $3.56 per share. The warrants are exercisable six months from the date of issuance and expire from eight months to 5 years from date of issuance. We intend to use the net proceeds received from this offering for working capital purposes.
The warrants contain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 4.99%, or 9.99% upon notice to us, of the total number of shares of our common stock then issued and outstanding (which limit may be adjusted upon the request of the holder).
The securities described above were offered and will be sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder on the basis that, among other things, the transaction did not involve a public offering, the investors are accredited investors, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

In connection with the transactions described above, we also entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which we agreed to register the shares of common stock acquired from the Company (including upon any exercise of warrants). We are required to file a registration statement for the resale of such securities within 30 days following the closing date and to use its commercially reasonable efforts to cause each such registration statement to be declared effective no later than 90 days following the closing date (or 120 days following closing date, if the Securities and Exchange Commission determines to review the registration statement). We may incur liquidated damages if it does not meet certain deadlines with respect to its registration obligations under the Registration Rights Agreement or if certain other events occur. We also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.
 In November 2013, we issued 24,000 Restricted Stock Units (RSUs) to our CEO in connection with his employment agreement. The RSUs represent the right to receive shares of common stock, subject to the terms and conditions of a restricted stock unit agreement and grant notice, and were not issued under our Stock Plan. The RSUs are exempt from registration pursuant to Rule 701 under the Securities Act. The RSUs are subject to time-based vesting with 25% of the RSU’s vesting on October 21, 2014 and the remaining 75% vesting in equal monthly installments on the first day of each calendar month beginning on November 1, 2014.  During the nine month period ended September 30, 2015, we issued 4,500 shares of common stock for RSUs that vested during the period.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
10.1
Executive Employment Agreement between the Registrant and Jaikrishana Patel, dated July 2, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015).

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
**Furnished herewith

+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) the  Statements of Cash Flows and (iv) and related notes to these financial statements.

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

NEPHROGENEX, INC.
(Registrant)

Date: November 12, 2015	By:	/s/ Pierre Legault
Pierre Legault Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	By:	/s/ John P. Hamill
John P. Hamill Chief Financial Officer (Principal Financial and Accounting Officer)